Form 10-Q
period 1996-06-30
REYNOLDS SMITH & HILLS INC
filed 1996-08-12
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __ to___


                         Commission File Number 0-18984


                         REYNOLDS, SMITH AND HILLS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)



                   FLORIDA                              59-2986466
         -------------------------------        -----------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)



                4651 Salisbury Road, Jacksonville, Florida 32256
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code: (904) 296-2000


                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at June 30, 1996 was 455,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
- - --------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                           JUNE 30
                                                    1996            1995
                                                    ----            ----
GROSS REVENUE                                   $10,567,000      $8,052,000

SUBCONTRACT AND OTHER DIRECT COSTS                3,238,000       1,877,000
                                                  ---------       ---------

   Net service revenue                            7,329,000       6,175,000

COST OF SERVICES                                  2,985,000       2,528,000
                                                  ---------       ---------

   Gross profit                                   4,344,000       3,647,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      3,824,000       3,581,000
                                                  ---------       ---------

   Operating Income                                 520,000          66,000

OTHER INCOME (EXPENSE):
Interest and other income (expense)                   5,000           3,000
Interest expense                                    (14,000)        (46,000)
                                                    -------         -------

   Income before income taxes                       511,000          23,000

INCOME TAX EXPENSE                                  211,000          22,000
                                                    -------          ------

   NET INCOME                                   $   300,000      $    1,000
                                                ===========      ==========

NET INCOME PER COMMON SHARE                     $      0.66      $     0.00
                                                ===========      ==========

AVERAGE COMMON SHARES OUTSTANDING                   455,000         448,000
                                                    =======         =======

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
- - --------------------------------------------------------------------------------


ASSETS                                           June 30, 1996    March 31, 1996
- - ------                                           -------------    --------------

CURRENT ASSETS:
Cash                                              $ 1,493,000        $   263,000
Accounts receivable, net of allowance
   for doubtful accounts of $157,000
   and $148,000                                     4,373,000          5,178,000
Unbilled service revenue                            3,450,000          3,312,000
Prepaid expenses                                       49,000            185,000
Other current assets                                    8,000             12,000
                                                        -----             ------
     Total current assets                           9,373,000          8,950,000

PROPERTY AND EQUIPMENT, net                         2,320,000          2,456,000

OTHER ASSETS                                           71,000             91,000

IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
amortization of $809,000 and $795,000                 228,000            243,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESS,
net of accumulated amortization $137,000
and $131,000                                          776,000            781,000
                                                      -------            -------
                                                  $12,768,000        $12,521,000
                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - -----------------------------------

CURRENT LIABILITIES:
Notes payable and current portion of
     long-term debt                               $   365,000        $   863,000
Accounts payable                                    2,130,000          2,244,000
Accrued payroll                                       344,000            639,000
Accrued expenses                                    1,558,000          1,193,000
Unearned service revenue                            2,605,000          2,053,000
Current portion of deferred income taxes               23,000             23,000
                                                       ------             ------
     Total current liabilities                      7,025,000          7,015,000

LONG-TERM DEBT                                         35,000             76,000

DEFERRED INCOME TAXES                                 223,000            223,000

OTHER LIABILITIES                                     444,000            466,000
                                                      -------            -------
Total liabilities                                   7,727,000          7,780,000
                                                    ---------          ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 4,000,000 shares
   authorized, 455,000 issued and outstanding           5,000              5,000
Paid-in capital                                     3,534,000          3,534,000
Retained earnings                                   1,502,000          1,202,000
                                                    ---------          ---------
Total shareholders' equity                          5,041,000          4,741,000
                                                    ---------          ---------
                                                  $12,768,000        $12,521,000
                                                  ===========        ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED JUNE 30
- - --------------------------------------------------------------------------------

                                                       1996              1995
                                                       ----              ----
OPERATING ACTIVITIES:
Net Income                                        $  300,000          $   1,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                   178,000            190,000
     (Gain)loss on disposal of fixed assets           (1,000)                 0
     Deferred rent charges                           (23,000)           (20,000)
Change in operating assets and liabilities:
     Accounts receivable and unbilled
       service revenue                               667,000           (953,000)
     Other assets and prepaid expenses               158,000             32,000
     Accounts payable and accrued expenses           (43,000)          (295,000)
     Unearned service revenue                        552,000            124,000
                                                     -------            -------
     Net cash provided (used) by
       operating activities                        1,788,000           (921,000)
                                                   ---------           --------
INVESTING ACTIVITIES:
     Capital expenditures                            (22,000)          (233,000)
     Proceeds from sale of fixed assets                3,000                  0
                                                       -----           --------
     Net cash used by investing activities           (19,000)          (233,000)
                                                     -------           --------
FINANCING ACTIVITIES:
     Repayments of long-term debt                   (124,000)          (140,000)
     Net increase (decrease) in credit line
       payable to bank                              (415,000)         1,098,000
     Net proceeds from issuance of common stock            0              1,000
                                                    --------              -----
     Net cash provided (used) by
       financing activities                         (539,000)           959,000
                                                    --------            -------
NET INCREASE (DECREASE) IN CASH                    1,230,000           (195,000)

CASH AT BEGINNING OF PERIOD                          263,000            577,000
                                                     -------            -------

CASH AT END OF PERIOD                             $1,493,000          $ 382,000
                                                  ==========          =========


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1996




1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.

3) Certain reclassifications have been made in the fiscal year 1996 financial statements to conform to classifications used in the fiscal year 1997 financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

Gross revenue for the first quarter of fiscal 1997 was $10,567,000 as compared to gross revenue of $8,052,000 for the first quarter of fiscal 1996. This 31% increase was due primarily to the increased workload in the transportation, aviation, aerospace and defense, commercial and institutional programs. Corresponding with this increase was a 72% increase in subcontract and other direct costs for the first quarter of fiscal 1997 over the same period for
fiscal  1996.   Increased  use  of   subconsultants   was   experienced  in  the
transportation, aviation, and institutional programs. As a result of the increase in both gross revenue and other direct costs, net service revenue increased 19% to $7,329,000 for the first quarter of fiscal 1997 from $6,175,000 for the first quarter of fiscal 1996.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, for the first three months of fiscal 1997 was $2,985,000, representing an 18% increase over the same period for fiscal 1996. Expressed as a percentage of net service revenue, cost of services remained consistent at 41% for both the first quarter of fiscal 1997 and 1996. As a result of these factors and increased revenues, gross profit increased 19% to $4,344,000 in fiscal 1997 from $3,647,000 in fiscal 1996.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. Selling, general and administrative expenses for the first quarter of fiscal 1997 were $3,824,000 as compared to $3,581,000 for the first quarter of fiscal 1996. This 7% increase was due primarily to increases in compensation and further acquisition and implementation of computer and communications technology.

Income before income taxes was $511,000 for the first three months of fiscal 1997 versus $23,000 for the same period of fiscal 1996. This increase was primarily attributable to the increase in net service fees as described above. Net income was $300,000 for the first three months of fiscal 1997 as compared to $1,000 for the first three months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996 the Company had cash of $1,493,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations and its unused bank lines of credit, will provide sufficient capital to fund its operations.



                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (b) There were no Form 8-K reports filed during the quarter for which this report is filed.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 12, 1996             REYNOLDS, SMITH AND HILLS, INC.


                                    By       /s/ Leerie T. Jenkins, Jr.
                                             --------------------------
                                             Leerie T. Jenkins, Jr.
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive
                                             Officer)


                                    By       /s/ David K. Robertson
                                             ----------------------
                                             David K. Robertson
                                             Executive Vice President,
                                             Secretary, Treasurer, Chief
                                             Financial Officer and Director
                                             (Principal Financial and
                                             Accounting Officer)