Form 10-Q
period 1996-09-30
REYNOLDS SMITH & HILLS INC
filed 1996-11-06
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1996

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the transition period from __
                                      to___


                         Commission File Number 0-18984


                         REYNOLDS, SMITH AND HILLS, INC.
             (Exact name of registrant as specified in its charter)



                      FLORIDA                           59-2986466
                      -------                           ----------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)



                4651 Salisbury Road, Jacksonville, Florida 32256
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code: (904) 296-2000


                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at September 30, 1996 was 455,000 shares.

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

--------------------------------------------------------------------------------
                                             SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                SEPTEMBER 30                      SEPTEMBER 30
                                                ------------                      ------------

                                            1996             1995             1996             1995
                                            ----             ----             ----             ----

GROSS REVENUE                          $ 21,097,000     $ 16,218,000     $ 10,530,000     $  8,166,000

SUBCONTRACT AND
 OTHER DIRECT COSTS                       6,839,000        3,757,000        3,601,000        1,879,000
                                          ---------        ---------        ---------        ---------

Net service revenue                      14,258,000       12,461,000        6,929,000        6,287,000

COST OF SERVICES                          5,760,000        5,030,000        2,775,000        2,502,000
                                          ---------        ---------        ---------        ---------

Gross profit                              8,498,000        7,431,000        4,154,000        3,785,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 7,647,000        7,226,000        3,823,000        3,646,000
                                          ---------        ---------        ---------        ---------

Operating income                            851,000          205,000          331,000          139,000

OTHER INCOME (EXPENSE):
Interest and other income (expense)          29,000           17,000           24,000           15,000
Interest expense                            (22,000)         (87,000)          (8,000)         (41,000)
                                            -------          -------           ------          -------

Income before income taxes                  858,000          135,000          347,000          113,000

INCOME TAX EXPENSE                          401,000           79,000          190,000           58,000
                                            -------           ------          -------           ------

NET INCOME                             $    457,000     $     56,000     $    157,000     $     55,000
                                       ============     ============     ============     ============

NET INCOME PER
   COMMON SHARE                        $       1.00     $       0.13     $       0.35     $       0.12
                                       ============     ============     ============     ============

AVERAGE COMMON
  SHARES OUTSTANDING                        455,000          448,000          455,000          448,000
                                       ============     ============     ============     ============

See accinoanying notes to consolidated financial statements



REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

--------------------------------------------------------------------------------

ASSETS                                                      September 30, 1996  March 31, 1996
------                                                      ------------------  --------------

CURRENT ASSETS:
Cash                                                            $ 1,206,000    $   263,000
Accounts receivable, net of allowance
 for doubtful accounts of $161,000 and $148,000                   4,884,000      5,178,000
Unbilled service revenue                                          3,281,000      3,312,000
Prepaid expenses                                                     82,000        185,000
Other current assets                                                  8,000         12,000
                                                                -----------    -----------

  Total current assets                                            9,461,000      8,950,000

PROPERTY AND EQUIPMENT, net                                       2,235,000      2,456,000

OTHER ASSETS                                                         70,000         91,000

IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
  amortization of $824,000 and $795,000                             214,000        243,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESS,
 net of accumulated amortization $143,000 and $131,000              770,000        781,000
                                                                -----------    -----------

                                                                $12,750,000    $12,521,000
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable and current portion of
 long-term debt                                                 $   257,000    $   863,000
Accounts payable                                                  1,577,000      2,244,000
Accrued payroll                                                     634,000        639,000
Accrued expenses                                                  1,588,000      1,193,000
Unearned service revenue                                          2,809,000      2,053,000
Current portion of deferred income taxes                             23,000         23,000
                                                                     ------         ------

  Total current liabilities                                       6,888,000      7,015,000

LONG-TERM DEBT                                                       26,000         76,000

DEFERRED INCOME TAXES                                               223,000        223,000
                                                                -----------    -----------

OTHER LIABILITIES                                                   414,000        466,000
                                                                -----------    -----------

Total liabilities                                                 7,551,000      7,780,000
                                                                -----------    -----------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 4,000,000 shares
 authorized, 455,000 issued and outstanding                           5,000          5,000
Paid-in capital                                                   3,535,000      3,534,000
Retained earnings                                                 1,659,000      1,202,000
                                                                -----------    -----------

Total shareholders' equity                                        5,199,000      4,741,000
                                                                -----------    -----------
                                                                $12,750,000    $12,521,000
                                                                ===========    ===========
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------

                                                           1996            1995
                                                           ----            ----

OPERATING ACTIVITIES
Net income                                            $   457,000     $    56,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                           375,000         352,000
  (Gain) loss on disposal of fixed assets                  (2,000)              0
  Deferred rent charges                                   (46,000)        (40,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled service revenue        325,000         162,000
  Other assets and prepaid expenses                       123,000          59,000
  Accounts payable and accrued expenses                  (283,000)       (206,000)
  Unearned service revenue                                756,000         236,000
                                                        ---------         -------

   Net cash provided by operating activities            1,705,000         619,000
                                                        ---------         -------


INVESTING ACTIVITIES:
 Capital expenditures                                    (115,000)       (436,000)
 Proceeds from sale of fixed assets                         7,000               0
                                                        ---------         -------

   Net cash used by investing activities                 (108,000)       (436,000)
                                                        ---------         -------

FINANCING ACTIVITIES:
  Repayments of long-term debt                           (240,000)       (267,000)
  Net decrease in credit line payable to bank            (415,000)       (279,000)
  Net proceeds from issuance of common stock                1,000           1,000
                                                        ---------         -------

   Net cash used by financing activities                 (645,000)       (545,000)
                                                        ---------         -------

NET INCREASE (DECREASE) IN CASH                           943,000        (362,000)

CASH AT BEGINNING OF PERIOD                               263,000         577,000
                                                        ---------         -------

CASH AT END OF PERIOD                                 $ 1,206,000     $   215,000
                                                      ===========     ===========

See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1996




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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES



RESULTS OF OPERATIONS
---------------------

Gross revenue for the first six months of fiscal 1997 was $21,097,000 as compared to gross revenue of $16,218,000 for the first six months of fiscal 1996. Gross revenue for the second quarter of fiscal 1997 was $10,530,000 as compared to gross revenue of $8,166,000 for the second quarter of fiscal 1996. These respective 30% and 29% increases were due primarily to the increased workload in the transportation, aviation, aerospace and defense, commercial and institutional programs. Revenues in these program areas increased as a result of intensive sales efforts throughout the current and prior years. Corresponding with these increases were an 82% and 92% increase in subcontract and other direct costs for the respective first six months and second quarter of fiscal 1997 over the same periods for fiscal 1996. Increased use of subconsultants was experienced in the transportation, aviation, commercial and institutional programs for both periods. As a result of the increase in both gross revenue and other direct costs, net service revenue increased 14% to $14,258,000 for the first six months of fiscal 1997 from $12,461,000 for the first six months of fiscal 1996. For the second quarter of fiscal 1997, net service revenue increased 10% to $6,929,000 from $6,287,000 for the second quarter of fiscal 1996.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, for the first six months of fiscal 1997 was $5,760,000, representing a 15% increase over the same period for fiscal 1996. Expressed as a percentage of net service revenue, cost of services remained consistent at 40% for both the first six months of fiscal 1997 and 1996. As a result of these factors and increased revenues, gross profit increased 14% to $8,498,000 in fiscal 1997 from $7,431,000 in fiscal 1996. Cost of services, for the second quarter of fiscal 1997 was $2,775,000, representing an 11% increase over the second quarter of fiscal 1996. As with the first six months, cost of services remained consistent at 40% of net service revenue for both the second quarters of fiscal 1997 and 1996. Gross profit increased 10% to $4,154,000 in the second quarter of fiscal 1997 from $3,785,000 in the second quarter of fiscal 1996.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first six months of fiscal 1997 were $7,647,000 as compared to $7,226,000 for the first six months of fiscal 1996. This 6% increase was due primarily to increases in compensation, further acquisition and implementation of computer and communications technology, professional fees and temporary help. SG&A expenses for the second quarter of fiscal 1997 were $3,823,000 as compared to $3,646,000 for the second quarter of fiscal 1996. This 5% increase was due primarily to increases in compensation, professional fees and temporary help.

Income before income taxes was $858,000 for the first six months of fiscal 1997 versus $135,000 for the same period of fiscal 1996. Income before income taxes was $347,000 for the second quarter of fiscal 1997 versus $113,000 for the second quarter of fiscal 1996. These increases were primarily attributable to the increase in net service fees as described above.

Net income was $457,000 for the first six months of fiscal 1997 as compared to $56,000 for the first six months of fiscal 1996. Net income was $157,000 for the second quarter of fiscal 1997 as compared to $55,000 for the second quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1996 the Company had cash of $1,206,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations and its unused bank lines of credit, will provide sufficient capital to fund its operations.

                           PART II - OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of the Shareholders was held on July 30, 1996. The matters voted on at the Annual Meeting (as described in the Company's definitive proxy material dated June 20, 1996 previously filed with the Commission) were as follows:

          (a) Proposal to elect six directors to serve until next year's Annual Meeting of Shareholders

                                             Votes        Votes      Votes
          Nominees                            For        Against   Withheld
          --------                            ---        -------   --------

          Leerie Jenkins                    335,209          0      1,878
          David Robertson                   335,209          0      1,878
          Darold Cole                       337,087          0          0
          J. Ron Ratliff                    337,087          0          0
          David Thomas                      337,087          0          0
          Alexander Zechella                337,087          0          0

          (b) Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 1997 fiscal year.

                    337,087 Votes For        0 Votes Against         0 Withheld


Item 6.           Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule. This schedule reports certain financial data in electronic format for Electronic Data Gathering and Retrieval (EDGAR) purposes only. This exhibit is not included in this conforming paper filing.

          (b) There were no Form 8-K reports filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 6, 1996                   REYNOLDS, SMITH AND HILLS, INC.


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