Form 10-Q
period 1996-12-31
REYNOLDS SMITH & HILLS INC
filed 1997-02-04
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended December 31, 1996

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 For the transition period from __to___


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


                           -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at December 31, 1996 was 455,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------



                                         NINE MONTHS ENDED            THREE MONTHS ENDED
                                            DECEMBER 31                  DECEMBER 31
                                        1996          1995            1996           1995
                                    -----------    -----------    -----------    -----------

Gross Revenue                       $30,143,000    $24,884,000    $ 9,047,000    $ 8,666,000

Subcontract and Other
         Direct Costs                 9,435,000      6,177,000      2,596,000      2,421,000
                                    -----------    -----------    -----------    -----------
NET SERVICE REVENUE                  20,708,000     18,707,000      6,451,000      6,245,000

Cost of Services                      8,261,000      7,569,000      2,501,000      2,539,000
                                    -----------    -----------    -----------    -----------
GROSS PROFIT                         12,447,000     11,138,000      3,950,000      3,706,000

Selling, General and
         Administrative Expenses     11,471,000     10,823,000      3,825,000      3,597,000
                                    -----------    -----------    -----------    -----------
OPERATING INCOME                        976,000        315,000        125,000        109,000

OTHER INCOME (EXPENSE):
Interest and other income                46,000         16,000         17,000         (1,000)
Interest expense                        (28,000)      (116,000)        (6,000)       (29,000)
                                    -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES              994,000        215,000        136,000         79,000

INCOME TAX EXPENSE                      428,000        125,000         27,000         45,000
                                    -----------    -----------    -----------    -----------
NET INCOME                          $   566,000    $    90,000       $109,000        $34,000
                                    ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE         $      1.24    $      .20     $       .24    $       .07
                                    ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES
         OUTSTANDING                $   455,000    $   450,000    $   455,000    $   454,000
                                    ===========    ===========    ===========    ===========










See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)


ASSETS                                                           December 31,     March 31,
                                                                     1996           1996
                                                                     ----           ----
CURRENT ASSETS:
  Cash                                                         $    1,246,000 $     263,000
  Accounts receivable, net of allowance
         for doubtful accounts of $161,000
         and $148,000                                               3,723,000     5,178,000
  Unbilled service revenue                                          3,297,000     3,312,000
  Prepaid Expenses                                                    122,000       185,000
  Other current assets                                                  5,000        12,000
                                                                   ----------    ----------
         Total current assets                                       8,393,000     8,950,000

Property and equipment, net                                         2,261,000     2,456,000
Other assets                                                           67,000        91,000
Identifiable intangible assets, net of
         accumulated amortization of
         $838,000 and $795,000                                        200,000       243,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $148,000
         and $131,000                                                 764,000       781,000
                                                                   ----------    ----------
TOTAL ASSETS                                                  $    11,685,000 $  12,521,000
                                                                   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                                       $       162,000 $     863,000
  Accounts payable                                                  1,560,000     2,244,000
  Accrued payroll                                                     296,000       639,000
  Accrued expenses                                                  1,192,000     1,193,000
  Unearned service revenue                                          2,510,000     2,053,000
  Current portion of deferred
         income taxes                                                  23,000        23,000
                                                                   ----------    ----------
         Total current liabilities                                  5,743,000     7,015,000

Long-term debt                                                         16,000        76,000
Deferred Income Taxes                                                 223,000       223,000
Other Liabilities                                                     395,000       466,000
                                                                   ----------    ----------
         Total liabilities                                          6,377,000     7,780,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 455,000 issued
         and outstanding                                                5,000         5,000
  Paid-in capital                                                   3,535,000     3,534,000
  Retained Earnings                                                 1,768,000     1,202,000
                                                                   ----------    ----------
         Total shareholders' equity                                 5,308,000     4,741,000
                                                                   ----------    ----------
                                                              $    11,685,000 $  12,521,000
                                                                   ==========    ==========
See accompanying notes to consolidated financial statements

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31


                                                  1996         1995
                                            ------------- --------------
OPERATING ACTIVITIES:
Net income                                  $    566,000 $     90,000
Adjustments to reconcile net income to
         net cash provided by operating
         activities:
  Depreciation and amortization                  563,000      532,000
  (Gain)loss on disposal of fixed assets          11,000        6,000
  Deferred rent charges                          (70,000)     (60,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                       1,470,000      252,000
  Other assets and prepaid expenses               86,000       18,000
  Accounts payable and accrued expenses       (1,029,000)       8,000
  Unearned service revenue                       457,000      (36,000)
                                               ---------    ---------
Net cash provided by operating activities      2,054,000      810,000
                                               ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures                          (318,000)    (803,000)
  Proceeds from sale of fixed assets               7,000         --
                                               ---------    ---------
Net cash used by investing activities           (311,000)    (803,000)
                                               ---------    ---------
FINANCING ACTIVITIES:
  Repayments of long-term debt                  (346,000)    (389,000)
  Net change in credit line payable
         to bank                                (415,000)      94,000
  Net proceeds from issuance of
         common stock                              1,000       49,000
                                               ---------    ---------
Net cash used by financing activities           (760,000)    (246,000)
                                               ---------    ---------
NET INCREASE (DECREASE) IN CASH                  983,000     (239,000)

CASH AT BEGINNING OF PERIOD                      263,000      577,000
                                               ---------    ---------
CASH AT END OF PERIOD                     $    1,246,000 $    338,000
                                               =========    =========
















See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 1996




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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Gross revenue for the first nine months of fiscal 1997 was $30,143,000 as compared to gross revenue of $24,884,000 for the first nine months of fiscal 1996. This 21% increase was due primarily to the increased workload in the transportation, aviation, aerospace and defense, commercial and institutional programs. Revenues in these program areas increased as a result of intensive sales efforts throughout the current and prior years. Corresponding with this increase was a 53% increase in subcontract and other direct costs for the first nine months of fiscal 1997 over the same period for fiscal 1996. Increased use of subconsultants was experienced primarily in the transportation, aviation, commercial and institutional programs. As a result of the increase in both gross revenue and other direct costs, net service revenue increased 11% to $20,708,000 for the first nine months of fiscal 1997 from $18,707,000 for the first nine months of fiscal 1996. Gross revenue for the third quarter of fiscal 1997 increased to $9,047,000 from $8,666,000 for the third quarter of fiscal 1996. This 4% increase was due primarily to increases in the aviation and commercial programs. Corresponding with this increase, net service revenue increased 3% to $6,451,000 for the third quarter of fiscal 1997 from $6,245,000 for the third quarter of fiscal 1996.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, for the first nine months of fiscal 1997 was $8,261,000, representing a 9% increase over the same period for fiscal 1996. Expressed as a percentage of net service revenue, cost of services remained consistent at 40% for both the first nine months of fiscal 1997 and 1996. As a result of these factors and increased revenues, gross profit increased 12% to $12,447,000 in fiscal 1997 from $11,138,000 in fiscal 1996. Cost of services, for the third quarter of fiscal 1997 was $2,501,000, a 1% decrease over the third quarter of fiscal 1996. As with the first nine months, cost of services remained relatively consistent at 39% and 41% of net service revenue for the third quarters of fiscal 1997 and 1996, respectively. Gross profit increased 7% to $3,950,000 in the third quarter of fiscal 1997 from $3,706,000 in the third quarter of fiscal 1996.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first nine months of fiscal 1997 were $11,471,000 as compared to $10,823,000 for the first nine months of fiscal 1996. For the third quarter of fiscal 1997 SG&A expenses were

$3,825,000 as compared to $3,597,000 for the third quarter of fiscal 1996. These 6% increases were due primarily to increases in compensation, further acquisition and implementation of computer and communications technology, professional fees and temporary help.

Income before income taxes was $994,000 for the first nine months of fiscal 1997 versus $215,000 for the same period of fiscal 1996. Income before income taxes was $136,000 for the third quarter of fiscal 1997 versus $79,000 for the third quarter of fiscal 1996. These increases were primarily attributable to the increase in net service fees as described above.

Net income was $566,000 for the first nine months of fiscal 1997 as compared to $90,000 for the first nine months of fiscal 1996. Net income was $109,000 for the third quarter of fiscal 1997 as compared to $34,000 for the third quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996 the Company had cash of $1,246,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations, will provide sufficient capital to fund its operations for the foreseeable future.





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


Date:    January 31, 1997 REYNOLDS, SMITH AND HILLS, INC.


                                   By       /s/ Leerie T. Jenkins, Jr.
                                                Leerie T. Jenkins, Jr.
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive
                                                 Officer)


                                   By       /s/ David K. Robertson
                                                David K. Robertson
                                                Executive Vice President,
                                                Secretary, Treasurer, Chief
                                                Financial Officer and Director
                                                (Principal Financial and
                                                 Accounting Officer)