Form 10-K
period 1997-03-31
REYNOLDS SMITH & HILLS INC
filed 1997-06-19
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    For the Fiscal Year Ended March 31, 1997

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
          For the transition period from _____________ to ____________

                           Commission File No. 0-18984

                         REYNOLDS, SMITH AND HILLS, INC.
             (Exact name of registrant as specified in its charter)

               Florida                              59-2986466
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

        4651 Salisbury Road                          32256
       Jacksonville, Florida                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 296-2000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange on
     Title of each class                              which registered
     -------------------                              ----------------

     Common Stock, $.01 par value                           None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X] NO[  ]

         The  estimated   aggregate   market  value  of  Common  Stock  held  by
non-affiliates as of June 20, 1997 computed with reference to the last sales price, was $3,155,000.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock outstanding as of June 20, 1997 was 454,864 shares.

                      Documents incorporated by reference:

             DOCUMENT                              WHERE INCORPORATED
             --------                              ------------------

 Proxy Statement Dated June 20, 1997                   Part III

                                TABLE OF CONTENTS

FORM 10-K
 Item
 Number           CAPTION                                                PAGE
 ------           -------                                                ----

                  PART I

Item  1. BUSINESS                                                         3

Item  2. PROPERTIES                                                       5

Item  3. LEGAL PROCEEDINGS                                                5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY  HOLDERS                                       5

EXECUTIVE OFFICERS OF THE REGISTRANT                                      5

                  PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS                            6

Item  6. SELECTED FINANCIAL DATA                                          6

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     8

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     11

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                    11

                  PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT                                             12

Item 11.          EXECUTIVE COMPENSATION                                 12

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                         12

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         12

                  PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                    12

                                     PART I

Item 1.  BUSINESS

         Reynolds, Smith and Hills, Inc. (the Company) is a professional service firm operating in the engineering, architectural design and environmental services industry. The Company is a Florida corporation and operates through seven offices. It was incorporated in 1989 and commenced business operations on June 29, 1990. As used herein, the Company refers to Reynolds, Smith and Hills, Inc. and its subsidiaries.

         The Company provides a full range of architectural, engineering, planning and environmental services to public and private sector clients primarily in the Southeastern United States. Specific industry markets are also served nationally and internationally. These services are provided through the following market-focused programs of the Company:

         * Transportation - Services are provided to governmental agencies and private entities and include planning, design, environmental, and construction engineering and inspection services for all modes of transportation (including highways and bridges, mass transit, rail and port).

         * Aviation - Services are provided to governmental agencies and private entities (including air carriers and manufacturers) and include planning, design, and environmental services for airfields, terminals, and support buildings.

         * Aerospace and Defense - Services are provided to NASA, Department of Defense, Spaceport Florida Authority and major aerospace contractors and include the development of launch and processing facilities for Saturn, Shuttle, Trident, Titan and other space vehicles.

         * Public Infrastructure - Services are provided to local government and quasi-governmental agencies. Services include planning, evaluation, architectural and engineering design, permitting, and construction administration for road, water, wastewater, storm water and solid waste systems. These services are also included for public facilities such as parks and public buildings.

         * Commercial - Services are provided to commercial and industrial entities engaged in planning, designing and construction of a wide variety of structures and land development (including office buildings and office parks, warehouses, hotels and resorts, research/development and manufacturing facilities, sports and recreational facilities, and computer centers).

         * Institutional - Services are provided to public agencies engaged in governmental, educational, recreational, medical and scientific facilities, and land development. Services include planning and designing of a wide variety of structures (including schools and campus master planning, courthouses and other governmental buildings, research and technical facilities, community parks and recreational facilities, and media centers).

         Competition. The engineering and architectural services industry is highly competitive. The Company's competitors include large national firms as well as many small local firms. The Company competes with these firms on the basis of technical capabilities, qualifications of personnel, reputation, quality and price. Additionally, a local presence is important in certain areas. No one firm currently dominates a significant portion of the industry.

         Major Customers. For the years ended March 31, 1997, 1996 and 1995, approximately 80%, 75% and 75%, respectively, of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided 35%, 40% and 35% of total revenues for fiscal years 1997, 1996 and 1995, respectively. The loss of a significant client such as Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

         Backlog. Gross revenue backlog is the estimated revenue from contracts entered into with clients, less that portion which has been recognized as revenue. Backlog is subject to revision due to cancellations, modifications or changes in the scope of projects. There can be no assurance that signed contracts will ultimately be authorized or will not be cancelled by clients in accordance with their terms. Net revenue backlog is estimated revenue excluding subconsultant and other direct costs and more accurately reflects the amounts to be earned for activities performed by the Company.

         The Company's gross backlog at March 31, 1997 was $32.6 million compared to $38.1 million at March 31, 1996. Net backlog was $23.1 million at March 31, 1997 as compared to $25.3 million at March 31, 1996. Approximately $26.8 million of services included in the Company's gross backlog as of March 31, 1997 will be performed in fiscal year 1998. The Company expects additional revenue in 1998 from sales generated in 1998 which are not included in the March 31, 1997 backlog.

         Governmental Contracts. Some service contracts with departments or agencies of federal, state, and local governments are subject to renegotiation of profits or termination at the election of the government. The Company is not aware of any adjustments which would have a material impact on the Company.

         Compliance with Environmental Laws. Compliance with federal, state and local regulations which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Company. However, such compliance by the Company's clients may require the need for the environmental-related services which the Company provides.

         Employees. At March 31, 1997 the Company employed approximately 365 persons.

Item 2.   PROPERTIES

         The Company's principal office occupies leased office space in Jacksonville, Florida and six branches occupy leased office space in the following Florida locations: Tampa, Merritt Island, Orlando, Plantation, Tallahassee, and Fort Myers. These leases expire at various dates through 2001. The current facilities are sufficient for the operation of the business.

Item 3.   LEGAL PROCEEDINGS

     The Company is subject to lawsuits involving claims typical of those filed against engineering and architectural professions, alleging primarily professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which in management's opinion would have a material adverse effect on the Company's financial condition.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.


                               ------------------


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons serve as the executive officers of the Company:

         Name                     Age          Position Held
         ----                     ---          -------------

         Leerie T. Jenkins, Jr.   48     Chairman of the Board
                                         and Chief Executive Officer

         David K. Robertson       45     Executive Vice President, Secretary,
                                         Treasurer, Chief Financial Officer, and
                                         Director

         Charles W. Gregg        47      Executive Vice President
                                         and Chief Operating Officer

         Darold F. Cole          55      Senior Vice President and Director

         J. Ronald Ratliff       48      Senior Vice President and Director

         Mr. Jenkins' principal positions are Chairman of the Board and Chief Executive Officer of the Company, which he has held since June 1990. Mr. Jenkins has been employed with the Company and predecessor companies for over 25 years. He holds a Masters and Bachelors degree in landscape architecture from the University of Michigan and University of Georgia, respectively.

         Mr. Robertson's principal positions are Executive Vice President, which he has held since January 1995, Secretary, Treasurer, Chief Financial Officer and Director of the Company, which he has held since June 1990. Prior to January 1995 Mr. Robertson was Senior Vice President. Mr. Robertson has been employed with the Company and predecessor companies for over 15 years. He graduated from Florida State University with a degree in Business.

         Mr. Gregg's principal positions are Executive Vice President and Chief Operating Officer of the Company, which he has held since September 1995. Prior to September 1995 and since 1992 Mr. Gregg was Senior Vice President. Prior to joining the Company in 1992, Mr. Gregg was Director of Business Development for Kiewit Construction Group, Inc. He graduated from the University of Florida with a degree in civil engineering and holds a Masters degree with Rollins College, Crummer School of Business.

         Mr. Cole's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Cole has been employed with the Company and predecessor companies for over 28 years. He holds a degree in electrical engineering from Kansas State University.

         Mr. Ratliff's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Ratliff has been employed with the Company and predecessor companies for over 19 years. He holds a Masters and Bachelors degree from the University of South Florida.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities are not presently traded on any public stock exchange or other public market. The Company had approximately 192 shareholders of record at March 31, 1997, including persons owning stock through the Company's 401(k) plan. The Company has paid no dividends on its common stock as it is prohibited from doing so pursuant to its Bank credit agreement. See Note 4 to the consolidated financial statements included in this report.

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto.


                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                                         Year Ended March 31
                                                         -------------------
                                        1997        1996        1995        1994        1993
                                        ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Gross revenues                       $ 39,065    $ 34,070    $ 30,524    $ 27,974    $ 28,560
Net service revenues                   27,397      25,595      23,620      22,005      23,151
Net income                                593          92         350         271          62
Common stock per share data:
Net income per share                     1.30        0.20        0.78        0.61        0.15
Weighted average shares of common     455,000     451,000     446,000     442,000     428,000
   stock outstanding

BALANCE SHEET DATA:
Working capital                         2,781       1,935       2,314       2,536       2,574
Total assets                           12,680      12,521      11,858      11,203       9,901
Long-term debt (less current portion)       7          76         524       1,035       1,460
Common stockholders' equity             5,337       4,741       4,576       4,193       3,915

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                              Year Ended March 31,
                              --------------------

                                   1997       1996       1995
                                   -----     -----      -----

Gross revenue                      142.6%    133.1%     129.2%

Subcontract and other
 direct costs                       42.6      33.1       29.2
                                   -----     -----      -----

   Net service revenue             100.0     100.0      100.0

Cost of services                    39.5      40.4       41.2
                                   -----     -----      -----

   Gross profit                     60.5      59.6       58.8

Selling, general, and
 administrative expenses            56.9      58.0       55.4
                                   -----     -----      -----

   Operating income                  3.6       1.6        3.4

Other income (expense)                .2       (.6)       (.6)
                                   -----     -----      -----

   Income before income taxes        3.8       1.0        2.8

Income tax expense                   1.6        .6        1.3
                                   -----     -----      -----

   Net income                        2.2%       .4%       1.5%
                                    =====     =====      =====

Gross Revenue:

         Revenues for fiscal 1997 increased by 15% to $39.1 million from $34.1 million in fiscal 1996. This increase was due to transportation, aviation, aerospace and defense, commercial and institutional projects. Revenues in these program areas increased as a result of sales efforts throughout the current and prior years. Revenues for fiscal 1996 increased by 12% to $34.1 million from $30.5 million in fiscal 1995. This increase was due primarily to increases in transportation, aviation, commercial and institutional projects as a result of the sales to public and private sector clients.

         For the fiscal years ended March 31, 1997, 1996 and 1995 approximately 80%, 75% and 75%, respectively, of the Company's revenues were generated from public sector clients. For the same periods 35%, 40% and 35% of the Company's revenues resulted from services provided to the Florida Department of Transportation.

Subcontract and Other Direct Costs:

         As a percentage of net service revenue, subcontract and other direct costs were 42.6%, 33.1% and 29.2% in 1997, 1996 and 1995, respectively. For both fiscal 1997 and 1996, there was an increased use of subconsultants primarily in the transportation, aviation, commercial and institutional programs.

Net Service Revenue:

         Net service revenue increased 7% to $27.4 million in fiscal 1997 from $25.6 million in fiscal 1997. Net service revenue for fiscal 1996 increased 8% to $25.6 million from $23.6 million for fiscal 1995. These increases were due to the increases in gross revenues as discussed above for both fiscal periods.

Cost of Services:

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, has experienced slight improvement at 39.5%, 40.4% and 41.2%, respectively for fiscal years ended March 31, 1997, 1996 and 1995. This percentage reflects improving project efficiency. Gross profit, as a result, has also improved at 60.5%, 59.6% and 58.8% for fiscal years 1997, 1996 and 1995, respectively.

Selling, General and Administrative Expenses:

         Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses.

         Selling, general and administrative expenses increased 5% to $15.6 million in 1997 from $14.8 million in 1996. This increase was due primarily to increased incentive compensation and further acquisition and implementation of computer and communications technology. SG&A expense as a percentage of net service fees decreased to 56.9% in fiscal 1997 from 58.0% in fiscal 1996.

         SG&A expenses increased 13% to $14.8 million in 1996 from $13.1 million in 1995. This increase was due primarily to decreases in the overall percentage of labor costs charged directly to projects (utilization). Utilization for fiscal 1996 was 64% versus 66% for fiscal 1995. Drops in utilization for the Greensboro, NC office and the Public Infrastructure program and the addition of management personnel were the primary causes of the Company's overall decrease in utilization. Increases in equipment expenses related to information technology, office rent expense due to addition of square footage in several offices, temporary help, professional fees, and professional liability insurance costs also caused the increase in SG&A expense. In addition, costs for the restructure of the Greensboro, NC office were incurred in fiscal 1996 (see paragraph below). As a result of these increases in expenses, SG&A expense as a percentage of net service fees increased to 58.0% in fiscal 1996 from 55.4% in fiscal 1995.

Other Income (Expense):

         Interest expense was $31,000, $155,000 and $178,000 for fiscal 1997, 1996 and 1995, respectively. These decreases were a result of lower outstanding balances on the Company's term loan, credit line and capital leases.

Net Income:

         Net income was $593,000 in 1997, $92,000 in 1996, and $350,000 in 1995.
The increase in 1997 over 1996 was due primarily to increased net service revenue (gross revenue less subcontract costs). The decrease in 1996 from 1995 was due primarily to increases in SG&A expenses as discussed above.

         In fiscal 1996 the Greensboro, North Carolina office was significantly downsized as a result of continuing net losses. That office's restructure was completed in 1997. As a result of the Greensboro office restructure, the Company made a provision of $286,000 in fiscal 1996 to cover all related costs. The Greensboro, NC office's net losses from operations were $812,000 and $375,000 for fiscal years March 31, 1996 and 1995 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital measurements are set forth below:

                                    March 31
                                    --------

                                  1997       1996      1995
                                  ----       ----      ----

Working capital (in thousands)    $2,781    $1,935    $2,536

Current ratio                     1.42:1    1.28:1    1.38:1

Ratio of liabilities to equity    1.38:1    1.64:1    1.59:1


         Cash flows from operations were positive for each of the fiscal years ended March 31, 1997, 1996 and 1995. The Company has made a significant investment of working capital in information technology over the last three years. Payments on notes payable and long-term debt totalled $448,000 in 1997, including payment on the bank term loan of $375,000.

         The Company has in place a line of credit with a bank which provides for additional borrowing up to $1,750,000 at March 31, 1997, with interest at the bank's prime rate plus .75 percent. There were no borrowings outstanding under the line of credit at March 31, 1997.

         The agreement for the line of credit contains covenants related to working capital, net worth, debt to net worth, and debt service coverage. In addition, the agreement prohibits the payment of dividends on any shares of capital stock. The Company is in compliance with all provisions of the line of credit.

         The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 1998.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements of the registrant are set forth beginning on page 15 of this report.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10 through 13.

         The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated June 20, 1997, incorporated herein by reference.


                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K
                                                                        PAGE
                                                                        ----

(a)(1)   Financial Statements

         Independent Auditors' Report                                    15

         Consolidated Statements of Income, years ended
                  March 31, 1997, 1996, and 1995                         16

         Consolidated Balance Sheets as of March 31,
                  1997 and 1996                                          17

         Consolidated Statements of Common Shareholders'
                  Equity, years ended March 31, 1997, 1996,
                  and 1995                                               18

         Consolidated Statements of Cash Flows, years
                  ended March 31, 1997, 1996, and 1995                   19

         Notes to Consolidated Financial Statements                      20


(a)(2)   Financial Statement Schedules

         Independent Auditors' Report                                    28

         Schedule II - Valuation and Qualifying Accounts                 29

(a)(3)   Exhibits

3.1*     Articles of Incorporation of the Company, as amended

3.2*     By-Laws of the Company

10.5**   Reynolds, Smith and Hills, Inc. 1991 Employee Stock Bonus Plan

10.6**   Reynolds, Smith and Hills, Inc. 1991 Nonqualified Stock Option Plan
10.7**   Reynolds, Smith and Hills, Inc. 1991 Incentive Stock Option Plan

10.8*** Term Loan Agreement dated March 25, 1992 between the Company and American National Bank of Florida.

10.9*** Revolving Loan Agreement dated March 25, 1992 between the Company and American National Bank of Florida.

21       List of Subsidiaries                                          30

23       Consent of Deloitte & Touche LLP                              31

*    Filed  in   connection   with  and   incorporated   by  reference  to
     Registration Statement on Form 10 (filed January 15, 1991).
** Filed in connection with and incorporated by reference to Amendment No. 1 on Form 8 (filed April 2, 1991).
*** Filed as exhibit to and incorporated by reference to Form 10-K for fiscal year March 31, 1992.

(b)      Reports on Form 8-K

No report on Form 8-K was filed  during  the  quarter  ended  March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Reynolds, Smith and Hills, Inc.

Dated:  June 20, 1997                 By /s/David K. Robertson
        -------------                    ---------------------
                                      David K. Robertson
                                      Executive Vice President,
                                      Secretary, Treasurer, Chief
                                      Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                            Capacity                Date
          ---------                            --------                ----


/s/ Leerie T. Jenkins, Jr.          Chairman of the Board          June 20, 1997
-------------------------           and Chief Executive Officer
Leerie T. Jenkins, Jr.              (Principal Executive Officer)


/s/ David K. Robertson              Executive Vice President,      June 20, 1997
-------------------------           Treasurer, Chief Financial
David K. Robertson                  Officer, Secretary, and
                                    Director (Principal Financial
                                    and Accounting Officer)

/s/ Charles W. Gregg                Executive Vice President and   June 20, 1997
-------------------------           Chief Operating Officer
Charles W. Gregg


/s/ Darold F. Cole                  Director                       June 20, 1997
-------------------------
Darold F. Cole


/s/ Ronald Ratliff                  Director                       June 20, 1997
-------------------------
J. Ronald Ratliff


                                    Director
-------------------------
David E. Thomas, Jr.


                                    Director
-------------------------
Alexander P. Zechella

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




Jacksonville, Florida
May 23, 1997


/S/DELOITTE & TOUCHE LLP

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                            1997             1996             1995
                                        -----------       ----------       ----------

GROSS REVENUE                          $ 39,065,000     $ 34,070,000     $ 30,524,000

SUBCONTRACT AND OTHER DIRECT COSTS       11,668,000        8,475,000        6,904,000
                                        -----------       ----------       ----------

        Net service revenue              27,397,000       25,595,000       23,620,000

COST OF SERVICES                         10,817,000       10,357,000        9,730,000
                                        -----------       ----------       ----------

        Gross profit                     16,580,000       15,238,000       13,890,000

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES         15,581,0000       14,839,000       13,094,000
                                        -----------       ----------       ----------

        Operating income                    999,000          399,000          796,000

OTHER INCOME (EXPENSE):
Interest and other income (expense)          90,000           (4,000)          34,000
interest expense                            (31,000)        (155,000)        (178,000)
                                        -----------       ----------       ----------

        Income before income taxes        1,058,000          240,000          652,000

INCOME TAX EXPENSE                          465,000          148,000          302,000
                                        -----------       ----------       ----------

        NET INCOME                     $    593,000     $     92,000     $    350,000
                                        ===========       ==========       ==========

NET INCOME PER COMMON SHARE            $       1.30     $       0.20     $       0.78
                                        ===========       ==========       ==========

AVERAGE COMMON SHARES OUTSTANDING           455,000          451,000          446,000
                                        ===========       ==========       ==========


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------



Assets                                                           1997         1996
------                                                           ----         ----

CURRENT ASSETS:                                            $ 1,459,000   $   263,000
Cash
Accounts receivable, net of allowance for
  doubtful accounts of $127,000 and $148,000                 3,682,000     5,178,000
Unbilled service revenue                                     3,955,000     3,312,000
Prepaid expenses and other current assets                      210,000       197,000
Deferred income taxes                                          166,000             0
                                                            ----------    ----------

Total current assets                                        9,472,0000     8,950,000

PROPERTY AND EQUIPMENT, net                                  2,202,000     2,456,000

OTHER ASSETS                                                    62,000        91,000

IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
amortization of $852,000 and $795,000                          186,000       243,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESS,
net of accumulated amortization of $154,000 and $131,000       758,000       781,000
                                                            ----------    ----------
                                                           $12,680,000   $12,521,000
                                                            ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable and current portion of
 long-term debt                                            $    69,000   $   863,000
Accounts payable                                             2,080,000     2,244,000
Accrued expenses                                             2,604,000     1,832,000
Unearned service revenue                                     1,938,000     2,053,000
Deferred income taxes                                                0        23,000
                                                            ----------    ----------

Total current liabilities                                    6,691,000     7,015,000

LONG-TERM DEBT                                                   7,000        76,000

DEFERRED INCOME TAXES                                          281,000       223,000

OTHER LIABILITIES                                              364,000       466,000
                                                            ----------    ----------

Total liabilities                                            7,343,000     7,780,000
                                                            ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 4,000,000 shares
authorized, 455,000 issued and outstanding                       5,000         5,000
Paid-in capital                                              3,537,000     3,534,000
Retained earnings                                            1,795,000     1,202,000
                                                            ----------    ----------
Total shareholders' equity                                   5,337,000     4,741,000
                                                            ----------    ----------

                                                           $12,680,000   $12,521,000
                                                            ==========    ==========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                   Common Stock
                                   ------------
                                                        Paid-in       Retained
                               Shares        Amount     Capital       Earnings    Total
                               -----------------------------------------------------------
BALANCE, MARCH 31, 1994       $444,000       $4,000   $3,429,000     $760,000   $4,193,000

Issuance of common stock,
net of issuance costs            4,000        1,000       32,000                    33,000

Net Income                                                            350,000      350,000
                               -----------------------------------------------------------

BALANCE, MARCH 31, 1995        448,000        5,000    3,461,000    1,110,000    4,576,000

Issuance of common stock,
net of issuance costs            7,000         --         73,000                    73,000

Net Income                                                             92,000       92,000
                               -----------------------------------------------------------

BALANCE, MARCH 31, 1996        455,000        5,000    3,534,000    1,202,000    4,741,000

Issuance of common stock,
net of issuance costs             --           --          3,000                     3,000

Net Income                                                            593,000      593,000
                               -----------------------------------------------------------

BALANCE, MARCH 31, 1997       $455,000       $5,000   $3,537,000   $1,795,000   $5,337,000
                               ===========================================================




See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                                              1997           1996          1995
                                                           ---------      ---------      ---------

OPERATING ACTIVITIES:                                     $  593,000      $  92,000      $ 350,000
Net income
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                                747,000        714,000        710,000
Deferred income taxes                                       (131,000)       101,000       (283,000)
Loss on disposal of fixed assets                              11,000         28,000         11,000
Deferred rent charges                                        (97,000)       (82,000)       (68,000)
Change in operating assets and liabilities:
Accounts receivable and unbilled service revenue             853,000       (801,000)      (501,000)
Other assets and prepaid expenses                              6,000        (30,000)       (52,000)
Accounts payable and accrued expenses                        605,000        869,000        531,000
Unearned service revenue                                    (115,000)         9,000        835,000
                                                           ---------      ---------      ---------

Net cash provided by operating activities                  2,472,000        900,000      1,533,000
                                                           ---------      ---------      ---------

INVESTING ACTIVITIES:
Capital expenditures                                        (422,000)      (905,000)      (778,000)
Proceeds from sale of fixed assets                             8,000         16,000          8,000
                                                           ---------      ---------      ---------

Net cash used by investing activities                       (414,000)      (889,000)       770,000
                                                           ---------      ---------      ---------

FINANCING ACTIVITIES:
Repayments of long-term debt                                (448,000)      (510,000)      (612,000)
Net increase (decrease) in credit line payable to bank      (415,000)       136,000        (99,000)
Net proceeds from issuance of common stock                     1,000         49,000              0
                                                           ---------      ---------      ---------

Net cash used by financing activities                       (862,000)      (325,000)      (711,000)
                                                           ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                            1,196,000       (314,000)        52,000

CASH AT BEGINNING OF PERIOD                                  263,000        577,000        525,000
                                                           ---------      ---------      ---------

CASH AT END OF PERIOD                                     $1,459,000      $ 263,000      $ 577,000
                                                           =========      =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest Paid                                               $ 36,000      $ 155,000      $ 176,000
Income Taxes Paid                                            444,000        360,000        437,000

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - Reynolds, Smith and Hills, Inc. (the Company) is a professional service firm operating in the engineering and architectural design services industry. The Company provides a full range of architectural, engineering, planning and environmental services.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Income Recognition - Revenue from contract services is recognized on the percentage-of- completion method. Revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that incurred costs bear to estimated total costs. In the event of an anticipated loss, the entire amount of the loss is charged to current operations.

         The Company incurs subcontract and other direct costs (out-of-pocket expenses) some of which are passed through directly to its clients. The Company believes that revenue excluding subcontract and other direct costs, more accurately reflects the amounts earned for activities performed by the Company. Accordingly, the Company reports such costs as a reduction of gross revenue to arrive at net service revenue.

         Unbilled service revenue represents revenues recognized in excess of amounts billed. Unearned service revenue represents billings in excess of revenues recognized. Unbilled service revenues which will not be collected during the next year are not significant.

         Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capitalized leases is computed on the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease.

         Identifiable Intangible Assets - Identifiable intangible assets consist

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         of values allocated to key employees, contract backlog, proposals, and a covenant not to compete and are being amortized on a straight-line basis over periods of 2 to 10 years.

         Cost in Excess of Net Assets of  Acquired  Business - Cost in excess of
         net  assets  of  acquired   businesses   is  being   amortized  on  the
         straight-line method over forty years.

         Income  Taxes - The  Company  and its  subsidiaries  file  consolidated
         Federal income tax returns. Deferred taxes primarily result from accelerated depreciation methods used for tax purposes and deferred rent charges.

         New Accounting Standards - Effective April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The pro forma effect of SFAS No. 123 on net income and earnings per share is not material to the financial statements.

         For the fiscal year ending March 31, 1998 and the quarter ending December 31, 1997, the Company will be required to adopt SFAS No. 128, "Earnings Per Share". The impact on the financial statements when SFAS No. 128 is adopted is expected to be immaterial.

         Net Income per Common Share - Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Options outstanding to purchase common stock had no significant dilutive effect.

         Cash Equivalents - The Company considers cash on hand and cash held in banks subject to immediate withdrawal to represent cash.

         Reclassifications - Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to classifications used in the 1997 financial statements.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31:

                                1997            1996
                            -----------     -----------

Leasehold improvements      $   165,000     $   163,000
Equipment                     5,321,000       4,968,000
                            -----------     -----------
                              5,486,000       5,131,000
Accumulated depreciation     (3,284,000)     (2,675,000)
                            -----------     -----------
                            $ 2,202,000     $ 2,456,000
                            ===========     ===========

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31:

                                     1997          1996
                                  ----------    ----------

Accrued Payroll                   $  633,000    $  639,000
Accrued Incentive Compensation       570,000       117,000
Other                              1,401,000     1,076,000
                                  ----------    ----------

                                  $2,604,000    $1,832,000
                                  ==========    ==========


4.       NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT

         Notes payable and the current portion of long-term debt consist of the following at March 31:
                                           1997        1996
                                         --------    --------
Credit line payable to bank, interest
 at prime plus 3/4% (9.25% at March
 31, 1997)                               $   --      $415,000

Current portion of long-term debt          69,000     448,000
                                         --------    --------

                                         $ 69,000    $863,000
                                         ========    ========


         The credit line is collateralized by the Company's accounts receivable, unbilled service revenue, and property and equipment. At March 31, 1997, the Company had $1,750,000 of additional borrowing available under the credit line.

         The credit line requires the Company to be in compliance with financial covenants relating to working capital, net worth, debt to net worth, and debt coverage. Additionally, the financial covenants restrict the Company from paying common stock dividends as long as the debt remains outstanding.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       LONG-TERM DEBT

         Long-term debt consists of the following at March 31:

                                    1997          1996
                                 ---------     ---------
Installment note; interest at
 9.25%, due April 1, 1997        $  31,000     $ 406,000

Capital lease obligations           45,000       118,000
                                 ---------     ---------

                                    76,000       524,000
Less current portion               (69,000)     (448,000)
                                 ---------     ---------

Total long-term debt             $   7,000     $  76,000
                                 =========     =========

         Substantially all of the Company's tangible assets are pledged as security for the above debt obligations.

         Future maturities of long-term debt at March 31, 1997 are as follows:

                              1998    $69,000
                              1999      7,000
                                      -------

                                      $76,000
                                      =======


6.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consist of the following:

                1997          1996         1995
              ---------     ---------    ---------
Current:
 Federal     $ 495,000     $  37,000    $ 497,000
 State         101,000        10,000       88,000
Deferred:
 Federal      (109,000)       84,000     (240,000)
 State        ( 22,000)       17,000     ( 43,000)
              ---------     ---------    ---------
             $ 465,000     $ 148,000    $ 302,000
              =========     =========    =========

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:

                               1997         1996         1995
                            ---------    ---------    ---------
Amount computed using
  the statutory rate       $ 360,000    $  82,000    $ 222,000
Increase (reduction) in
  taxes resulting from:
State income taxes            51,000       15,000       45,000
Goodwill amortization          9,000        9,000        9,000
Alternative minimum tax
  (credit)                      --           --        (30,000)
Meals and entertainment       37,000       34,000       32,000
Other                          8,000        8,000       24,000
                           ---------    ---------    ---------
                           $ 465,000    $ 148,000    $ 302,000
                           =========    =========    =========

         The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31:
                                            1997          1996
                                          ---------     ---------
               Deferred tax asset        $ 505,000     $ 431,000
               Valuation allowance            --        ( 82,000)
               Deferred tax liability     (620,000)     (595,000)
                                         ---------     ---------
               Total deferred taxes      $(115,000)    $(246,000)
                                         =========     =========


         The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:

                                             1997          1996
                                             ----          ----
Assets:
  Allowance for doubtful accounts         $  49,000     $  56,000
  Allowance for warranty claims             111,000        81,000
  Excess rental expense over payments        59,000        97,000
  Accruals not currently deductible         286,000       115,000
  Capital loss carryover                       --          82,000
                                          ---------     ---------
                                          $ 505,000     $ 431,000
                                          =========     =========
Liability:
  Excess of tax over book depreciation    $(309,000)    $(315,000)
  Accrued Liabilities                      (108,000)     ( 78,000)
  Capitalized expenses                     (203,000)     (202,000)
                                          ---------     ---------
                                          $(620,000)    $(595,000)
                                          =========     =========

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       LEASES

         The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2002. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs applicable to these premises. Rent expense for the years ended March 31, 1997, 1996 and 1995 amounted to $2,109,000, $1,808,000 and $1,798,000, respectively.

         Future  minimum  payments  under  capital  leases  and   noncancellable
         operating leases are as follows:
                                              Capital            Operating
                                               Leases             Leases
                                               ------             ------

                           1998               $ 41,000         $ 1,621,000
                           1999                  7,000             793,000
                           2000                  -----             675,000
                           2001                  -----             451,000
                           2002                  -----             146,000
                                           -------------      ------------
         Total minimum payments                 48,000         $ 3,686,000
                                                               ===========
         Amount representing interest          ( 3,000)
                                              ----------
         Present value of net minimum lease
          payments                            $ 45,000
                                              ========


8.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to lawsuits involving claims typical of those filed against engineering and architectural professions. In management's opinion the potential losses not covered by insurance would not be material to the Company's financial position.

         For each of the years ended March 31, 1997, 1996 and 1995 approximately 80%, 75% and 75% of the Company's business is with departments or agencies of Federal, state and local governments. For the same periods 35%, 40% and 35% of the Company's gross revenues resulted from services provided to the Florida Department of Transportation. These contracts may be subject to renegotiation or termination at the election of the government. The Company is subject to examinations by representatives of certain governmental agencies for which it provides services. In management's opinion the results of any examination would not have a significant effect on the Company's financial position.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       EMPLOYEE BENEFIT PLAN

         The  Company  sponsors  a Profit  Sharing  Plan which  qualifies  under
         Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 25% of each participant's contribution, up to the 6% level of the participant's contribution. For the years ended March 31, 1997, 1996 and 1995 the Company contributed $167,000, $158,000 and $119,000, respectively. Participants in the plan have the option to purchase shares of the Company's common stock. At March 31, 1997, 96,000 shares of Company stock have been issued and 294,000 shares are reserved for future issuance under the plan.


10.      STOCK BONUS AND OPTION PLAN

         The Company has a stock bonus plan that provides for the awarding of the Company's common stock to selected employees. At March 31, 1997, 39,000 shares are reserved for future issuance under the plan.

         The Company has stock option plans that provide to selected employees the granting of incentive and non-qualified options to purchase the Company's common stock. A summary of option transactions is shown below.


                                 1997                  1996
                          ------------------    ------------------
                                    Weighted              Weighted
                                     Average               Average
                                    Exercise              Exercise
                          Options     Price     Options     Price
                          -------     -----     -------     -----
Outstanding at
  beginning of year        31,400    $    11     25,400    $    11
Options granted               500         12      7,100         11
Options exercised             100         10        100         10
Options forfeited           3,500         11      1,000         12
                          -------               -------
Outstanding at
  end of year              28,300    $    11     31,400    $    11
                          =======               =======
Options exercisable at
  year end                 21,300                19,300

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at March 31, 1997:

                      Options Outstanding          Options Exercisable
                      -------------------          -------------------

                             Weighted
                              Average    Weighted                Weighted
   Range of     Number       Remaining   Average    Number       Average
   Exercise    Outstanding  Contractual  Exercise Exercisable    Exercise
      Prices    at 3/31/97 Life (years)  Price    at 3/31/97     Price
      ------    ---------- ------------  -----    ----------     -----

$10.25-$10.99     8,000        2.3      $10.45       5,800       $10.42
$11.00-$11.99    18,600        1.6       11.35      14,200        11.44
$12.00-$12.65     1,700        1.5       12.47       1,300        12.57
                 ------                            ------
                 28,300        1.8       11.16      21,300        11.23
                 ======                            ======


Remaining non-exercisable stock options as of March 31, 1997 become available as follows:

                                    1998             4,300
                                    1999             2,500
                                    2000               200
                                                     ------
                                                     7,000
                                                     =====

At March 31, 1997, 121,700 stock options are reserved for future issuance under the plans.


11.      FINANCIAL INSTRUMENTS

         The Company used the following methods and assumptions to estimate the fair value of the following financial instrument:

                  Debt.  Interest  rates  that are  currently  available  to the
         Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.


                          *****************************

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 23, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP


Jacksonville, Florida
May 23, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        REYNOLDS, SMITH AND HILLS, INC.

--------------------------------------------------------------------------------
         COLUMN A             COLUMN B       COLUMN C   COLUMN D       COLUMN E
--------------------------------------------------------------------------------
                                            ADDITIONS: DEDUCTIONS:

                              BALANCE AT    CHARGED TO                BALANCE AT
                              BEGINNING     COSTS AND                     END
        DESCRIPTION           OF PERIOD     EXPENSES   WRITE-OFFS      OF PERIOD
        -----------           ---------     --------   ----------      ---------


Year ended March 31, 1997:
 Allowance for
  doubtful accounts           $ 148,000    $ 68,000     ($89,000)     $ 127,000

Year ended March 31, 1996:
 Allowance for
  doubtful accounts           $ 151,000    $ 56,000     ($59,000)     $ 148,000


Year ended March 31, 1995:
 Allowance for
  doubtful accounts           $ 172,000    $107,000    ($128,000)     $ 151,000

                                   Exhibit 21



                              List of Subsidiaries
                              --------------------


1.       RS&H Architects-Engineers-Planners, Inc.
         (a North Carolina corporation)

2.       Reynolds, Smith and Hills CS, Incorporated
         (a Florida corporation)

INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements Numbered 33-40554, 33-40553, 33-40552 and 33-40551 of Reynolds, Smith and Hills, Inc. on
Form S-8 of our report dated May 23, 1997 appearing in this Annual Report on Form 10-K of Reynolds, Smith and Hills, Inc. for the years ended March 31, 1997, 1996 and 1995.


/S/DELOITTE & TOUCHE LLP


Jacksonville, Florida
June 17, 1997