Form 10-Q
period 1997-06-30
REYNOLDS SMITH & HILLS INC
filed 1997-08-13
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1997

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934 For the transition period from __ to___


                         Commission File Number 0-18984


                         REYNOLDS, SMITH AND HILLS, INC.
             (Exact name of registrant as specified in its charter)



            FLORIDA                                     59-2986466
-------------------------------                      ----------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at June 30, 1997 was 455,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE  MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------

                                        1997          1996
                                    -----------    -----------

Gross Revenue                       $ 9,514,000    $10,567,000

Subcontract and Other
         Direct Costs                 2,804,000      3,238,000
                                    -----------    -----------
NET SERVICE REVENUE                   6,710,000      7,329,000

Cost of Services                      2,711,000      2,985,000
                                    -----------    -----------
GROSS PROFIT                          3,999,000      4,344,000

Selling, General and
         Administrative Expenses      3,783,000      3,824,000
                                    -----------    -----------
OPERATING INCOME                        216,000        520,000

OTHER INCOME (EXPENSE):
Interest and other income                22,000          5,000
Interest expense                         (1,000)       (14,000)
                                    -----------    -----------
INCOME BEFORE INCOME TAXES              237,000        511,000

INCOME TAX EXPENSE                      105,000        211,000
                                    -----------    -----------
NET INCOME                          $   132,000    $   300,000
                                    ===========    ===========

NET INCOME PER COMMON SHARE         $       .29    $       .66
                                    ===========    ===========

AVERAGE COMMON SHARES
         OUTSTANDING                    455,000        455,000
                                    ===========    ===========


See accompanying notes to consolidated financial statements.



REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                  June 30,       March 31,
ASSETS                                                              1997           1997
                                                                -----------    -----------
CURRENT ASSETS:
  Cash                                                          $ 2,042,000    $ 1,459,000
  Accounts receivable, net of allowance
         for doubtful accounts of $142,000
         and $127,000                                             3,581,000      3,682,000
  Unbilled service revenue                                        3,690,000      3,955,000
  Prepaid expenses and other current assets                          70,000        210,000
  Deferred income taxes                                             166,000        166,000
                                                                -----------    -----------
         Total current assets                                     9,549,000      9,472,000

Property and equipment, net                                       2,131,000      2,202,000
Other assets                                                         52,000         62,000
Identifiable intangible assets, net of
         accumulated amortization of
         $867,000 and $852,000                                      171,000        186,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $159,000
         and $154,000                                               753,000        758,000
                                                                -----------    -----------
TOTAL ASSETS                                                    $12,656,000    $12,680,000
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                                         $    35,000    $    69,000
  Accounts payable                                                2,298,000      2,080,000
  Accrued payroll                                                   314,000        633,000
  Accrued incentive compensation                                    712,000        570,000
  Accrued expenses                                                1,492,000      1,401,000
  Unearned service revenue                                        1,721,000      1,938,000
                                                                -----------    -----------
         Total current liabilities                                6,572,000      6,691,000
Long-term debt                                                         --            7,000
Deferred Income Taxes                                               281,000        281,000
Other Liabilities                                                   334,000        364,000
                                                                -----------    -----------
         Total liabilities                                        7,187,000      7,343,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 455,000 issued
         and outstanding                                              5,000          5,000
  Paid-in capital                                                 3,537,000      3,537,000
  Retained Earnings                                               1,927,000      1,795,000
                                                                -----------    -----------
         Total shareholders' equity                               5,469,000      5,337,000
                                                                -----------    -----------
                                                                $12,656,000    $12,680,000
                                                                ===========    ===========
See accompanying notes to consolidated financial statements

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30


                                                   1997          1996
                                               ----------    ----------
OPERATING ACTIVITIES:
Net income                                     $  132,000    $  300,000
Adjustments to reconcile net income to
         net cash provided by operating
         activities:
  Depreciation and amortization                   188,000       178,000
  Gain on disposal of fixed assets                   --          (1,000)
  Deferred rent charges                           (27,000)      (23,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                          366,000       667,000
  Other assets and prepaid expenses               147,000       158,000
  Accounts payable and accrued expenses           129,000       (43,000)
  Unearned service revenue                       (217,000)      552,000
                                               ----------    ----------
Net cash provided by operating activities         718,000     1,788,000
                                               ----------    ----------
INVESTING ACTIVITIES:
  Capital expenditures                            (94,000)      (22,000)
  Proceeds from sale of fixed assets                 --           3,000
                                               ----------    ----------
Net cash used by investing activities             (94,000)      (19,000)
                                               ----------    ----------
FINANCING ACTIVITIES:
  Repayments of long-term debt                    (41,000)     (124,000)
  Net change in credit line payable
         to bank                                     --        (415,000)
                                               ----------    ----------
Net cash used by financing activities             (41,000)     (539,000)
                                               ----------    ----------
NET INCREASE IN CASH                              583,000     1,230,000

CASH AT BEGINNING OF PERIOD                     1,459,000       263,000
                                               ----------    ----------
CASH AT END OF PERIOD                          $2,042,000    $1,493,000
                                               ==========    ==========


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1997




1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross revenue for the first three months of fiscal 1998 was $9,514,000 as compared to gross revenue of $10,567,000 for the first three months of fiscal 1997. This 10% decrease was due primarily to the completion of a few large projects in the aviation and institutional programs in the later half of fiscal 1997. Offsetting this decrease was a 13% decrease in subcontract and other direct costs for the first three months of fiscal 1998 over the same period for fiscal 1997. Decreased use of subconsultants was experienced primarily in the aviation program as a result of project completion mentioned above. As a result of the decrease in both gross revenue and other direct costs, net service revenue decreased 8% to $6,710,000 for the first three months of fiscal 1998 from $7,329,000 for the first three months of fiscal 1997.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, for the first three months of fiscal 1998 was $2,711,000, representing a 9% decrease over the same period for fiscal 1997. Expressed as a percentage of net service revenue, cost of services remained relatively consistent at 40% and 41%, for both the first three months of fiscal 1998 and 1997, respectively. As a result of the decrease in revenues, gross profit decreased 8% to $3,999,000 in the first quarter of fiscal 1998 from $4,344,000 for the first quarter of fiscal 1997.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first three months of fiscal 1998 were $3,783,000 as compared to $3,824,000 for the first three months of fiscal 1997. This 1% decrease was due primarily to a slight decrease in facilities expense.

Income before income taxes was $237,000 for the first three months of fiscal 1998 versus $511,000 for the same period of fiscal 1997. Net income for the first three months of fiscal 1998 was $132,000 compared to $300,000 for the first three months of fiscal 1997. These decreases were due primarily to the decrease in net service fees as described above.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997 the Company had cash of $2,042,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations, will provide sufficient capital to fund its operations for the foreseeable future.





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


Date:    August 13, 1997                    REYNOLDS, SMITH AND HILLS, INC.


                                            By    /s/ Leerie T. Jenkins, Jr.
                                                  --------------------------
                                                  Leerie T. Jenkins, Jr.
                                                  Chairman of the Board
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)


                                            By    /s/ David K. Robertson
                                                  --------------------------
                                                  David K. Robertson
                                                  Executive Vice President,
                                                  Secretary, Treasurer, Chief
                                                  Financial Officer and Director
                                                  (Principal Financial and
                                                   Accounting Officer)