Form 10-Q
period 1997-09-30
REYNOLDS SMITH & HILLS INC
filed 1997-11-12
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __ to___


                         Commission File Number 0-18984


                         REYNOLDS, SMITH AND HILLS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                FLORIDA                              59-2986466
     -------------------------------              ----------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)



                4651 Salisbury Road, Jacksonville, Florida 32256
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (904) 296-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to s uch filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at September 30, 1997 was 455,000 shares.


                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                      SIX  MONTHS ENDED                THREE  MONTHS ENDED
                                         SEPTEMBER 30                       SEPTEMBER 30

                                    1997             1996              1997             1996
                                    ----             ----              ----             ----
Gross Revenue                   $ 18,438,000     $ 21,097,000     $  8,924,000     $ 10,530,000

Subcontract and Other
     Direct Costs                  5,342,000        6,839,000        2,538,000        3,601,000
                                ------------     ------------     ------------     ------------
NET SERVICE REVENUE               13,096,000       14,258,000        6,386,000        6,929,000

Cost of Services                   5,268,000        5,760,000        2,557,000        2,775,000
                                ------------     ------------     ------------     ------------
GROSS PROFIT                       7,828,000        8,498,000        3,829,000        4,154,000

Selling, General and
     Administrative Expenses       7,427,000        7,647,000        3,644,000        3,823,000
                                ------------     ------------     ------------     ------------
OPERATING INCOME                     401,000          851,000          185,000          331,000

OTHER INCOME (EXPENSE):
Interest and other income             52,000           29,000           30,000           24,000
Interest expense                      (2,000)         (22,000)          (1,000)          (8,000)
                                ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES           451,000          858,000          214,000          347,000

INCOME TAX EXPENSE                   202,000          401,000           97,000          190,000
                                ------------     ------------     ------------     ------------
NET INCOME                      $    249,000     $    457,000     $    117,000     $    157,000
                                ============     ============     ============     ============

NET INCOME PER COMMON SHARE     $        .55     $       1.00     $        .26     $        .35
                                ============     ============     ============     ============

AVERAGE COMMON SHARES
     OUTSTANDING                     455,000          455,000          455,000          455,000
                                ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                             September 30,  March 31,
                                                  1997        1997
                                                  ----        ----
ASSETS
CURRENT ASSETS:
  Cash                                       $ 2,035,000  $ 1,459,000
  Accounts receivable, net of allowance
     for doubtful accounts of $150,000
     and $127,000                              4,118,000    3,682,000
  Unbilled service revenue                     3,362,000    3,955,000
  Prepaid expenses and other current assets      112,000      210,000
  Deferred income taxes                          166,000      166,000
                                             -----------  -----------
     Total current assets                      9,793,000    9,472,000

Property and equipment, net                    2,026,000    2,202,000
Other assets                                      50,000       62,000
Identifiable intangible assets, net of
     accumulated amortization of
     $881,000 and $852,000                       157,000      186,000
Cost in excess of net assets of acquired
     business, net of accumulated
     amortization of $165,000
     and $154,000                                747,000      758,000
                                             -----------  -----------
TOTAL ASSETS                                 $12,773,000  $12,680,000
                                             ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
     long-term debt                          $    26,000  $    69,000
  Accounts payable                             1,970,000    2,080,000
  Accrued payroll                                626,000      633,000
  Accrued incentive compensation                 271,000      570,000
  Accrued expenses                             1,732,000    1,401,000
  Unearned service revenue                     1,968,000    1,938,000
                                             -----------  -----------
     Total current liabilities                 6,593,000    6,691,000
Long-term debt                                      --          7,000
Deferred Income Taxes                            281,000      281,000
Other Liabilities                                313,000      364,000
                                             -----------  -----------
     Total liabilities                         7,187,000    7,343,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
     shares authorized, 455,000 issued
     and outstanding                               5,000        5,000
  Paid-in capital                              3,537,000    3,537,000
  Retained Earnings                            2,044,000    1,795,000
                                             -----------  -----------
     Total shareholders' equity                5,586,000    5,337,000
                                             -----------  -----------
                                             $12,773,000  $12,680,000
                                             ===========  ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30


                                                  1997           1996
                                                  ----           ----
OPERATING ACTIVITIES:
Net income                                    $   249,000   $   457,000
Adjustments to reconcile net income to
     net cash provided by operating
     activities:
  Depreciation and amortization                   380,000       375,000
  Gain on disposal of fixed assets                   --          (2,000)
  Deferred rent charges                           (54,000)      (46,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
     service revenue                              157,000       325,000
  Other assets and prepaid expenses               105,000       123,000
  Accounts payable and accrued expenses           (82,000)     (283,000)
  Unearned service revenue                         30,000       756,000
                                              -----------   -----------
Net cash provided by operating activities         785,000     1,705,000
                                              -----------   -----------
INVESTING ACTIVITIES:
  Capital expenditures                           (159,000)     (115,000)
  Proceeds from sale of fixed assets                 --           7,000
                                              -----------   -----------
Net cash used by investing activities            (159,000)     (108,000)
                                              -----------   -----------
FINANCING ACTIVITIES:
  Repayments of long-term debt                    (50,000)     (240,000)
  Net change in credit line payable
     to bank                                         --        (415,000)
  Net proceeds from issuance of common stock         --           1,000
                                              -----------   -----------
Net cash used by financing activities             (50,000)     (654,000)
                                              -----------   -----------
NET INCREASE IN CASH                              576,000       943,000

CASH AT BEGINNING OF PERIOD                     1,459,000       263,000
                                              -----------   -----------
CASH AT END OF PERIOD                         $ 2,035,000   $ 1,206,000
                                              ===========   ===========


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1997


1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto incl uded in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.



ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross revenue for the first six months of fiscal 1998 was $18,438,000 as compared to gross revenue of $21,097,000 for the first six months of fiscal 1997. This 13% decrease resulted primarily from completing the design phase of several large projects in the aviation and institutional programs. These projects entered the construction administration phase which is less labor intensive resulting in comparatively lower revenues. Declining gross revenues in those programs were offset by increases in gross revenue for the public infrastructure and commercial programs. Offsetting the gross revenue decrease was a 22% decrease in subcontract and other direct costs for the first six months of fiscal 1998 over the same period for fiscal 1997. Decreased use of subconsultants was experienced primarily in the aviation and institutional programs as a result of project changes mentioned above. As a result of the decrease in both gross revenue and other direct costs, net service revenue decreased 8% to $13,096,000 for the first six months of fiscal 1998 from $14,258,000 for the first six months of fiscal 1997.

Gross revenue for the second quarter of fiscal 1998 was $8,924,000 as compared to gross revenue of $10,530,000 for the second quarter of fiscal 1997. This 15% decrease resulted primarily from completing the design phase of several large projects in the aviation and institutional programs. These projects entered the construction administration phase. Declining gross revenues in those programs were offset by an increases in gross revenue for the public infrastructure program. Offsetting the gross revenue decrease was a 30% decrease in subcontract and other direct costs for the second quarter of fiscal 1998 over the same period for fiscal 1997. Decreased use of subconsultants was experienced primarily in the aviation and institutional programs as a result of project changes mentioned above. As a result of the decrease in both gross revenue and other direct costs, net service revenue decreased 8% to $6,386,000 for the second quarter of fiscal 1998 from $6,929,000 for the second quarter of fiscal 1997.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services for the first six months of fiscal 1998 was $5,268,000, representing a 9% decrease from the same period for fiscal 1997. Expressed as a percentage of net service revenue, cost of services remained consistent at 40% for both the first six months of fiscal 1998 and 1997. As a result of the decrease in revenues, gross profit decreased 8% to $7,828,000 in the first six months of fiscal 1998 from $8,498,000 for the first six months of fiscal 1997. Cost of services for the second quarter of fiscal 1998 was $2,557,000, representing an 8% decrease from the second quarter of fiscal 1997. Expressed as a percentage of net service revenue, cost of services also remained consistent at 40% for both the second quarters of fiscal 1998 and 1997. As a result of the decrease in revenues, gross profit decreased 8% to $3,829,000 in the second quarter of fiscal 1998 from $4,154,000 for the second quarter of fiscal 1997.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first six months of fiscal 1998 were $7,427,000 as compared to $7,647,000 for the first six months of fiscal 1997. This 3% decrease was due primarily to a decrease in warranty and temporary staffing expense. SG&A expenses for the second quarter of fiscal 1998 were $3,644,000 as compared to $3,823,000 for the second quarter of fiscal 1997. This 5% decrease was due primarily to a decrease in warranty, temporary staffing, and professional fees expense.

Income before income taxes was $451,000 for the first six months of fiscal 1998 compared to $858,000 for the same period of fiscal 1997. Income before income taxes for the second quarter of fiscal 1998 was $214,000 compared to $347,000 for the second quarter of fiscal 1997.

Net income for the first six months of fiscal 1998 was $249,000 compared to $457,000 for the first six months of fiscal 1997. Net income for the second quarter of fiscal 1998 was $117,000 compared to $157,000 for the second quarter of fiscal 1997. These decreases were due primarily to the decrease in net service fees as described above.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 the Company had cash of $2,035,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations, will provide sufficient capital to fund its operations for the foreseeable future.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of the Shareholders was held on July 24, 1997. The matters voted on at the Annual Meeting (as described in the Company's definitive proxy material dated June 20, 1997 previously filed with the Commission) were as follows:

          (1) Proposal to elect six directors to serve until next year's Annual Meeting of Shareholders.

                              Votes      Votes      Votes
          Nominees             For      Against   Withheld
          --------             ---      -------   --------

     Leerie T. Jenkins, Jr   307,152        0        0
     David K. Robertson      307,152        0        0
     Darold F. Cole          307,152        0        0
     J. Ron Ratliff          305,236        0    1,916
     David E. Thomas         306,831        0      321
     Alexander P. Zechella   307,152        0        0


          (2) Proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 1998.

          306,224 Votes For     -0- Votes Against     928 Abstain

          (3) Proposal to ratify amendments to the Company's Amended and Restated 1991 Incentive Stock Option Plan and the reservation of 50,000 additional shares of the Company's Common Stock for issuance of options under such plan.

          305,572 Votes For    1,085 Votes Against     495 Abstain

          (4) Proposal to ratify amendments to the Company's Amended and Restated 1991 Nonqualified Stock Option Plan and the reduction of 50,000 shares of the Company's Common Stock reserved for issuance of options under such plan.

          305,430 Votes For    1,222 Votes Against     500 Abstain

          (5) Proposal to ratify amendments to the Company's Amended and Restated 1991 Employee Stock Bonus Plan.

          305,430 Votes For    1,222 Votes Against     500 Abstain

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 10 - Material Contracts.

               10.1 Reynolds, Smith and Hills, Inc. Amended and Restated 1991
                  Incentive Stock Option Plan

               10.2 Reynolds, Smith and Hills, Inc. Amended and Restated 1991
                  Nonqualified Stock Option Plan

               10.3 Reynolds, Smith and Hills, Inc. Amended and Restated 1991
                  Employee Stock Bonus Plan.

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


Date:     November 12, 1997        REYNOLDS, SMITH AND HILLS, INC.


                                   By   /s/ Leerie T. Jenkins, Jr.
                                        Leerie T. Jenkins, Jr.
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


                                   By   /s/ David K. Robertson
                                        David K. Robertson
                                        Executive Vice President,
                                        Secretary, Treasurer, Chief
                                        Financial Officer and Director
                                        (Principal Financal and
                                        Accounting Officer)