Form 10-Q
period 1997-12-31
REYNOLDS SMITH & HILLS INC
filed 1998-02-11
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended December 31, 1997

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at December 31, 1997 was 455,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                          NINE MONTHS ENDED             THREE  MONTHS ENDED
                                             DECEMBER 31                     DECEMBER 31

                                        1997             1996             1997             1996
                                    ------------     ------------      -----------      -----------

Gross Revenue                       $ 27,639,000     $ 30,143,000     $  9,201,000     $  9,047,000

Subcontract and Other
         Direct Costs                  8,064,000        9,435,000        2,722,000        2,596,000
                                    ------------     ------------     ------------      ------------
NET SERVICE REVENUE                   19,575,000       20,708,000        6,479,000        6,451,000

Cost of Services                       7,781,000        8,261,000        2,513,000        2,501,000
                                    ------------     ------------     ------------      ------------
GROSS PROFIT                          11,794,000       12,447,000        3,966,000        3,950,000

Selling, General and
         Administrative Expenses      11,266,000       11,471,000        3,840,000        3,825,000
                                    ------------     ------------     ------------     ------------

OPERATING INCOME                         528,000          976,000          126,000          125,000

OTHER INCOME (EXPENSE):
Interest and other income                 84,000           46,000           33,000           17,000
Interest expense                          (3,000)         (28,000)          (1,000)          (6,000)
                                    ------------     ------------     ------------      ------------
INCOME BEFORE INCOME TAXES               609,000          994,000          158,000          136,000

INCOME TAX EXPENSE                       279,000          428,000           77,000           27,000
                                    ------------     ------------     ------------      ------------
NET INCOME                          $    330,000     $    566,000     $     81,000     $    109,000
                                    ============     ============     ============     ============

NET INCOME PER COMMON SHARE         $        .73     $       1.24     $        .18     $        .24
                                    ============     ============     ============     ============

AVERAGE COMMON SHARES
      OUTSTANDING                        455,000          455,000          455,000          455,000
                                    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               December 31,     March 31,
                                                   1997           1997
ASSETS                                         -----------     ----------
------
CURRENT ASSETS:
  Cash                                         $ 1,143,000    $ 1,459,000
  Accounts receivable, net of allowance
         for doubtful accounts of $164,000
         and $127,000                            5,211,000      3,682,000
  Unbilled service revenue                       3,250,000      3,955,000
  Prepaid expenses and other current assets        122,000        210,000
  Deferred income taxes                            166,000        166,000
                                               -----------    -----------
         Total current assets                    9,892,000      9,472,000

Property and equipment, net                      1,884,000      2,202,000
Other assets                                        47,000         62,000
Identifiable intangible assets, net of
         accumulated amortization of
         $895,000 and $852,000                     143,000        186,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $171,000
         and $154,000                              741,000        758,000
                                               -----------    -----------
TOTAL ASSETS                                   $12,707,000    $12,680,000
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                        $    16,000    $    69,000
  Accounts payable                               2,371,000      2,080,000
  Accrued payroll                                  299,000        633,000
  Accrued incentive compensation                   371,000        570,000
  Accrued expenses                               1,555,000      1,401,000
  Unearned service revenue                       1,862,000      1,938,000
                                               -----------    -----------
         Total current liabilities               6,474,000      6,691,000
Long-term debt                                        --            7,000
Deferred Income Taxes                              281,000        281,000
Other Liabilities                                  285,000        364,000
                                               -----------    -----------
         Total liabilities                       7,040,000      7,343,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 455,000 issued
         and outstanding                             5,000          5,000
  Paid-in capital                                3,537,000      3,537,000
  Retained Earnings                              2,125,000      1,795,000
                                               -----------    -----------
         Total shareholders' equity              5,667,000      5,337,000
                                               -----------    -----------
                                               $12,707,000    $12,680,000
                                               ===========    ===========
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31


                                                       1997           1996
                                                  -------------  --------------
OPERATING ACTIVITIES:
Net income                                          $   330,000     $   566,000
Adjustments to reconcile net income to
         net cash provided by operating
         activities:
  Depreciation and amortization                         572,000         563,000
 (Gain) Loss on disposal of fixed assets                 (2,000)         11,000
  Deferred rent charges                                 (81,000)        (70,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                               (824,000)      1,470,000
  Other assets and prepaid expenses                      95,000          86,000
  Accounts payable and accrued expenses                 (86,000)     (1,029,000)
  Unearned service revenue                              (76,000)        457,000
                                                    -----------     -----------
Net cash provided (used) by operating activities        (72,000)      2,054,000
                                                    -----------     -----------
INVESTING ACTIVITIES:
  Capital expenditures                                 (187,000)       (318,000)
  Proceeds from sale of fixed assets                      3,000           7,000
                                                    -----------     -----------
Net cash used by investing activities                  (184,000)       (311,000)
                                                    -----------     -----------
FINANCING ACTIVITIES:
  Repayments of long-term debt                          (60,000)       (346,000)
  Net change in credit line payable
         to bank                                           --          (415,000)
  Net proceeds from issuance of common stock               --             1,000
                                                    -----------     -----------
Net cash used by financing activities                   (60,000)       (760,000)
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH                        (316,000)        983,000

CASH AT BEGINNING OF PERIOD                           1,459,000         263,000
                                                    -----------     -----------
CASH AT END OF PERIOD                               $ 1,143,000     $ 1,246,000
                                                    ===========     ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 1997




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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Gross revenue for the first nine months of fiscal 1998 was $27,639,000 as compared to gross revenue of $30,143,000 for the first nine months of fiscal 1997. This 8% decrease resulted primarily from completing the design phase of several large projects in the aviation and institutional programs. These projects entered the construction administration phase which is less labor intensive resulting in comparatively lower revenues. Declining gross revenues in those programs were offset by increases in gross revenue for the public infrastructure and commercial programs. Offsetting the gross revenue decrease was a 15% decrease in subcontract and other direct costs for the first nine months of fiscal 1998 over the same period for fiscal 1997. Decreased use of subconsultants was experienced primarily in the aviation and institutional programs as a result of project changes mentioned above. As a result of the decreases in gross revenue and other direct costs, net service revenue decreased 5% to $19,575,000 for the first nine months of fiscal 1998 from $20,708,000 for the first nine months of fiscal 1997.

Gross revenue for the third quarter of fiscal 1998 was $9,201,000 as compared to gross revenue of $9,047,000 for the third quarter of fiscal 1997. This 2% increase resulted primarily from increased revenues in the public infrastructure and transportation programs. Offsetting this increase was a 5% increase in the use of subcontract and other direct costs for the third quarter of fiscal 1998 over the same period for fiscal 1997. Increased use of subconsultants was experienced primarily in the public infrastructure program. As a result of the increases in gross revenue and other direct costs, net service revenue increased slightly by $28,000 for the third quarter of fiscal 1998 from the third quarter of fiscal 1997.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services for the first nine months of fiscal 1998 was $7,781,000, representing a 6% decrease from the same period for fiscal 1997. Expressed as a percentage of net service revenue, cost of services remained consistent at 40% for both the first nine months of fiscal 1998 and 1997. As a result of the decrease in revenues, gross profit decreased 5% to $11,794,000 in the first nine months of fiscal 1998 from $12,447,000 for the first nine months of fiscal 1997. Cost of services for the third quarter of fiscal 1998 was $2,513,000 as compared to $2,501,000 for the third quarter of fiscal 1997. Expressed as a percentage of net service revenue, cost of services also remained consistent at 39% for both the third quarters of fiscal 1998 and 1997. As a result of the the slight increase in both net service fees and cost of services, gross profit increased to $3,966,000 in the third quarter of fiscal 1998 from $3,950,000 for the third quarter of fiscal 1997.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first nine months of fiscal 1998 were $11,266,000 as compared to $11,471,000 for the first nine months of fiscal 1997. This 2% decrease was due primarily to a decrease in warranty and temporary staffing expense. SG&A expenses for the third quarter of fiscal 1998 were $3,840,000 as compared to $3,825,000 for the third quarter of fiscal 1997. This slight increase was due primarily to an increase in incentive compensation.

Income before income taxes was $609,000 for the first nine months of fiscal 1998 compared to $994,000 for the same period of fiscal 1997. This 39% decrease was due to the decrease in gross revenues as discussed above. Income before income taxes for the third quarter of fiscal 1998 was $158,000 compared to $136,000 for the third quarter of fiscal 1997. This 16% increase was due primarily to the increase in net service fees as discussed above.

Net income for the first nine months of fiscal 1998 was $330,000 compared to $566,000 for the first nine months of fiscal 1997. Net income for the third quarter of fiscal 1998 was $81,000 compared to $109,000 for the third quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1997 the Company had cash of $1,143,000 and additional borrowing available on the revolving line of credit of $1,750,000. The Company believes that its existing financial resources, together with its future cash flow from operations, will provide sufficient capital to fund its operations for the foreseeable future.

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


Date:    February 3, 1998             REYNOLDS, SMITH AND HILLS, INC.


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