Form 10-K
period 1998-03-31
REYNOLDS SMITH & HILLS INC
filed 1998-06-24
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 1998

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE  ACT  OF  1934  For  the  transition   period

                       from _____________ to ____________

                           Commission File No. 0-18984

                         REYNOLDS, SMITH AND HILLS, INC.
             (Exact name of registrant as specified in its charter)

                Florida                                59-2986466
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            4651 Salisbury Road
           Jacksonville, Florida                          32256
  (Address of principal executive offices)              (Zip Code)


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

     The estimated aggregate market value of Common Stock held by non-affiliates as of June 20, 1998 computed with reference to the last sales price, was $4,331,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of Common Stock outstanding as of June 20, 1998 was 459,998 shares.

                      Documents incorporated by reference:

             DOCUMENT                              WHERE INCORPORATED
             --------                              ------------------

  Proxy Statement Dated June 20, 1998                   Part III

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

                                     PART I

Item 1.  BUSINESS

     Reynolds, Smith and Hills, Inc. (the Company) is a professional service firm operating in the engineering, architectural design and environmental services industry. The Company is incorporated in the state of Florida. As used herein, the Company refers to Reynolds, Smith and Hills, Inc. and its subsidiaries.

     The Company provides a full range of architectural, engineering, planning and environmental services to public and private sector clients primarily in the Southeastern United States. Specific industry markets are also served nationally and internationally. These services are provided through the following market-focused programs of the Company:

         * Transportation - Services are provided to governmental agencies and private entities and include planning, design, environmental, and construction engineering and inspection services for various modes of transportation (including highways and bridges, mass transit, rail and port).

         * Aviation - Services are provided to governmental agencies and private entities (including air carriers and manufacturers) and include planning, design, and environmental services for airfields, terminals, and support buildings.

         * Aerospace and Defense - Services are provided to NASA, Department of Defense, Spaceport Florida Authority and major aerospace contractors. The Company develops launch and processing facilities for the Shuttle and expendable vehicles including the latest multi-use launch pads.

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

     Major Customers. For the years ended March 31, 1998, 1997 and 1996, approximately 80%, 80% and 75%, respectively, of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided 35%, 35% and 40% of total revenues for fiscal years 1998, 1997 and 1996, respectively. The loss of a significant client such as Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

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

     The Company's gross backlog at March 31, 1998 was $29.5 million compared to $32.6 million at March 31, 1997. Net backlog was $21.8 million at March 31, 1998 as compared to $23.1 million at March 31, 1997. Approximately $22 million of services included in the Company's gross backlog as of March 31, 1998 will be performed in fiscal year 1999. The Company expects additional revenue in 1999 from sales generated in 1999 which are not included in the March 31, 1998 backlog.

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

     Employees.  At  March  31,  1998 the  Company  employed  approximately  349 persons.

Item 2.   PROPERTIES

     The Company's leases its principal office space in Jacksonville, Florida and seven branches occupy leased office space in the following Florida locations: Fort Myers, Merritt Island, Miami, Orlando, Plantation, Tallahassee, and Tampa. The Company also maintains a leased office in Flint, Michigan. In addition, the Company leases space for construction sites at approximately seven locations in Florida. These leases expire at various dates through 2004. The current facilities are sufficient for the operation of the business.

Item 3.   LEGAL PROCEEDINGS

     The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against engineering and architectural professions, alleging primarily professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which in management's opinion would have a material adverse effect on the Company's financial condition.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

          The following persons serve as the executive officers of the Company:

         Name                      Age    Position Held
         ----                      ---    -------------

         Leerie T. Jenkins, Jr.     49    Chairman of the Board
                                          and Chief Executive Officer

         David K. Robertson         46    Executive Vice President, Secretary,
                                          Treasurer, Chief Financial Officer,
                                          and Director

         Charles W. Gregg           48    Executive Vice President, Chief
                                          Operating Officer, and Director

         Darold F. Cole             56    Senior Vice President and Director

         J. Ronald Ratliff          49    Senior Vice President and Director

     Mr. Jenkins' principal positions are Chairman of the Board and Chief Executive Officer of the Company, which he has held since June 1990. Mr. Jenkins has been employed with the Company and predecessor companies for over 26 years. He holds a Masters and Bachelors degree in landscape architecture from the University of Michigan and University of Georgia, respectively.

     Mr. Robertson's principal positions are Executive Vice President, which he has held since January 1995, Secretary, Treasurer, Chief Financial Officer and Director of the Company, which he has held since June 1990. Prior to January 1995 Mr. Robertson was Senior Vice President of the Company. Mr. Robertson has been employed with the Company and predecessor companies for over 16 years. He graduated from Florida State University with a degree in Business.

     Mr. Gregg's principal positions are Executive Vice President and Chief Operating Officer of the Company, which he has held since September 1995. He was appointed Director of the Company in February 1998. Prior to September 1995 and since 1992 Mr. Gregg was Senior Vice President of the Company. He graduated from the University of Florida with a degree in civil engineering and holds a Masters degree from Rollins College, Crummer School of Business.

     Mr. Cole's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Cole has been employed with the Company and predecessor companies for over 29 years. He holds a degree in electrical engineering from Kansas State University.

     Mr. Ratliff's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Ratliff has been employed with the Company and predecessor companies for over 20 years. He holds a Masters and Bachelors degree from the University of South Florida.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are not presently traded on any public stock exchange or other public market. The Company had approximately 199 shareholders of record at March 31, 1998, including persons owning stock through the Company's 401(k) plan. The Company pays no dividends on its common stock.

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto.


                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)
                                        ----------------------------------------------------
                                                      YEAR ENDED MARCH 31

                                          1998       1997      1996        1995       1994
                                          ----       ----      ----        ----       ----

STATEMENT OF OPERATIONS DATA:

Gross Revenue                          $ 37,122   $ 39,065   $ 34,070   $ 30,524   $ 27,974

Net service revenue                      26,734     27,397     25,595     23,620     22,005

Net income                                  567        593         92        350        271

Common stock per share data:

Basic earnings per share                   1.25       1.30        .20        .78        .61

Weighted average shares of
    common stock outstanding            455,000    455,000    451,000    446,000    442,000


BALANCE SHEET DATA:

Working capital                           3,926      2,781      1,935      2,314      2,536

Total assets                             13,310     12,680     12,521     11,858     11,203

Long-term debt (less current portion)         0          7         76        524      1,035

Common stockholders' equity               5,908      5,337      4,741      4,576      4,193

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                              Year Ended March 31,
                              --------------------

                                  1998      1997      1996
                                ------    ------    ------

Gross revenue                      138.9%    142.6%    133.1%

Subcontract and other
 direct costs                       38.9      42.6      33.1
                                  ------    ------    ------

   Net service revenue             100.0     100.0     100.0

Cost of services                    39.2      39.5      40.4
                                  ------    ------    ------

   Gross profit                     60.8      60.5      59.6

Selling, general, and
 administrative expenses            57.4      56.9      58.0
                                  ------    ------    ------

   Operating income                  3.4       3.6       1.6

Other income (expense)                .4        .2       (.6)
                                  ------    ------    ------

   Income before income taxes        3.8       3.8       1.0

Income tax expense                   1.7       1.6        .6
                                  ------    ------    ------

   Net income                        2.1%      2.2%       .4%
                                  ======    ======    ======


Gross Revenue:

     Revenue for fiscal 1998 was $37.1 million as compared to $39.1 million for fiscal 1997. This 5% decrease was due primarily to decreased sales in the institutional and aviation programs. In addition, the design phases for a few large projects in the institutional and aviation programs were completed and have entered the construction administration phase. This phase is less labor intensive resulting in comparatively lower revenues. Gross backlog decreased 10% in fiscal 1998 from fiscal 1997 and net backlog decreased 6% in fiscal 1998 from fiscal 1997.

     Revenues for fiscal 1997 increased 15% from $34.1 million in fiscal 1996. This increase was due to transportation, aviation, aerospace and defense, commercial and institutional projects. Revenues in these program areas increased as a result of sales efforts throughout the current and prior years.

     For the fiscal years ended March 31, 1998, 1997 and 1996 approximately 80%, 80% and 75%, respectively, of the Company's revenues were generated from public sector clients. For the same periods 35%, 35% and 40% of the Company's revenues resulted from services provided to the Florida Department of Transportation.

Subcontract and Other Direct Costs:

     Subcontract and other direct costs for fiscal 1998 decreased 11% from fiscal 1997. This decrease occurred primarily in the institutional and aviation programs as a result of the change in projects from design to construction administration stage as discussed above. In fiscal 1997 there was a 38% increase from fiscal 1996 in the use of subconsultants; primarily in the transportation, aviation, commercial and institutional programs.

Net Service Revenue:

     Net service revenue was $26.7 million for fiscal 1998 as compared to $27.4 million for fiscal 1997. This 2% decrease was a result of decreases in gross revenues as discussed above. Net service revenue for fiscal 1997 increased 7% from $25.6 million in fiscal 1996. This increase was due to the increases in gross revenues as discussed above.

Cost of Services:

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, has experienced slight improvement at 39.2%, 39.5% and 40.4%, respectively for fiscal years ended March 31, 1998, 1997 and 1996. This percentage reflects improving project efficiency. Gross profit, as a result, has also improved at 60.8%, 60.5% and 59.6% for fiscal years 1998, 1997 and 1996, respectively.

Selling, General and Administrative Expenses:

     Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses.

     SG&A expenses decreased to $15.3 million in fiscal 1998 from $15.6 million in fiscal 1997. This 2% decrease was due primarily to a decrease in indirect labor (labor not charged to projects) and related benefits, and a decrease in temporary staffing. Selling, general and administrative expenses increased 5% in fiscal 1997 from $14.8 million in 1996. This increase was due primarily to increased incentive compensation and the acquisition of computer and communications technology.

Other Income (Expense):

     Interest expense was $4,000, $31,000 and $155,000 for fiscal 1998, 1997 and 1996, respectively. These decreases were a result of lower outstanding balances on the Company's credit line and capital leases and the pay-off of the term loan on April 1, 1997.

Net Income:

     Net income was $567,000 in 1998,  $593,000 in 1997 and $92,000 in 1996. The
decrease in 1998 from 1997 was due primarily to the decrease in net service revenue (gross revenue less subcontract costs) as discussed above. The increase in 1997 over 1996 was due primarily to increased net service revenue and the downsizing in fiscal 1996 of the Greensboro, North Carolina office as described below.

     In fiscal 1996 the Greensboro, North Carolina office was significantly downsized as a result of continuing net losses. That office's restructure was completed in 1997. As a result of the Greensboro office restructure, the Company made a provision of $286,000 in fiscal 1996 to cover related costs. The Greensboro, NC office's net losses from operations was $812,000 for the fiscal year ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital measurements are set forth below:

                                          March 31
                                      ---------------
                                   1998     1997     1996
                                 ------   ------   ------

Working capital (in thousands)   $3,926   $2,781   $1,935

Current ratio                    1.59:1   1.42:1   1.28:1

Ratio of liabilities to equity   1.25:1   1.38:1   1.64:1

     Cash flows from operations were positive for each of the fiscal years ended March 31, 1998, 1997 and 1996. The Company has made a significant investment of working capital in information technology over the last three years. Payments on notes payable and long-term debt totalled $69,000 in fiscal 1998.

     The Company has in place a line of credit with a bank which provides for additional borrowing up to $2,000,000 at March 31, 1998, with interest at the lower of the bank's prime rate plus .1% or LIBOR plus 2.8%. There were no borrowings outstanding under the line of credit at March 31, 1998. In addition, the Company has also secured a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. The interest rate on this facility is LIBOR plus 2.55%. These borrowing agreements contain covenants related to working capital and debt to net worth. The Company is in compliance with all provisions of these lines of credit.

     The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 1999.

YEAR 2000

     The  Company  is  in  process  of  preparing   its  computer   systems  and
applications for the Year 2000. This process involves communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's systems were purchased from vendors who have represented that these systems are already Year 2000 compliant. Management expects to have substantially all of the system and application changes completed in early 1999.

     The Company expects that the principal costs will be those associated with testing of its computer applications. The total cost to the Company of these Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including third party modification plans. There can be no assurances that these estimates will be achieved.


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated Financial Statements of the registrant are set forth beginning on page 15 of this report.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10 through 13.

     The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated June 20, 1998 and is incorporated herein by reference.


                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K
                                                                         PAGE
                                                                         ----

(a)(1)   Financial Statements

         Independent Auditors' Report                                     15

         Consolidated Statements of Income, years ended
                  March 31, 1998, 1997 and 1996                           16

         Consolidated Balance Sheets as of March 31,
                  1998 and 1997                                           17

         Consolidated Statements of Common Shareholders'
                  Equity, years ended March 31, 1998, 1997
                  and 1996                                                18

         Consolidated Statements of Cash Flows, years
                  ended March 31, 1998, 1997 and 1996                     19

         Notes to Consolidated Financial Statements                       20


(a)(2)   Financial Statement Schedule

         Independent Auditors' Report                                     28

         Schedule II - Valuation and Qualifying Accounts                  29

(a)(3)   Exhibits

 3.1*     Articles of Incorporation of the Company, as amended

 3.2*     By-Laws of the Company

10.1** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Employee Stock Bonus Plan 10.2** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Nonqualified Stock Option Plan 10.3** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Incentive Stock Option Plan

21        List of Subsidiaries                                           30

23        Consent of Deloitte & Touche LLP                               31

27 Financial Data Schedule - This schedule reports certain financial data in electronic format for Electronic Data Gathering and Retrieval (EDGAR) purposes only. This exhibit is not included in this conforming paper filing.

* Filed in connection with and incorporated by reference to Registration Statement on Form 10 (filed January 15, 1991).

** Filed in connection with and incorporated by reference to the Company's September 30, 1997 Quarterly Report on Form 10-Q (filed November 12, 1997).

(b)      Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Reynolds, Smith and Hills, Inc.

Dated:  June 20, 1998                       By /s/David K. Robertson
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

          Signature                            Capacity                         Date
          ---------                            --------                         ----

/s/ Leerie T. Jenkins, Jr.          Chairman of the Board                       June 20, 1998
-----------------------------
Leerie T. Jenkins, Jr.              and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ David K. Robertson              Executive Vice President,                   June 20, 1998
---------------------------
David K. Robertson                  Treasurer, Chief Financial
                                    Officer, Secretary, and
                                    Director (Principal Financial
                                    and Accounting Officer)

/s/ Charles W. Gregg                Executive Vice President                    June 20, 1998
----------------------------
Charles W. Gregg                    Chief Operating Officer, and
                                    Director

/s/ Darold F. Cole                  Director                                    June 20, 1998
-------------------------------
Darold F. Cole


/s/ J. Ronald Ratliff
                                    Director                                    June 20, 1998
-------------------------------
J. Ronald Ratliff


                                    Director
-------------------------------
David E. Thomas, Jr.


                                    Director
-------------------------------
Alexander P. Zechella

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida


We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in compliance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement position. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principals.

/s/ Deloitte and Touche LLP

Jacksonville, Florida
June 5, 1998

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                           1998          1997           1996
                                           ----          ----           ----

GROSS REVENUE                         $37,122,000    $39,065,000    $34,070,000
SUBCONTRACT AND OTHER DIRECT COSTS     10,388,000     11,668,000      8,475,000
                                       ----------     ----------      ---------
 Net service revenue                   26,734,000     27,397,000     25,595,000
COST OF SERVICES                       10,482,000     10,817,000     10,357,000
                                       ----------     ----------     ----------
Gross profit                           16,252,000     16,580,000     15,238,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES               15,337,000     15,581,000     14,839,000
                                       ----------     ----------     ----------
Operating income                          915,000        999,000        399,000


OTHER INCOME (EXPENSE):
Interest and other income (expense)       109,000         90,000         (4,000)
Interest expense                           (4,000)       (31,000)      (155,000)
                                       ----------     ----------     ----------

 Income before income taxes             1,020,000      1,058,000        240,000

INCOME TAX EXPENSE                        453,000        465,000        148,000
                                       ----------     ----------     ----------

 NET INCOME                           $   567,000    $   593,000    $    92,000
                                       ==========     ==========     ==========

BASIC EARNINGS PER SHARE              $      1.25    $      1.30    $      0.20
                                       ==========     ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING         455,000        455,000        451,000
                                       ==========     ==========     ==========



See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31
--------------------------------------------------------------------------------

ASSTS                                                            1998         1997
-----                                                            ----         ----
CURRENT ASSETS:
Cash                                                         $2,364,000   $ 1,459,000
Accounts receivable, net of allowance for
 doubtful accounts of $162,000 and $127,000                   4,113,000     3,682,000
Unbilled service revenue                                      3,680,000     3,955,000
Prepaid expenses and other current assets                       225,000       210,000
Deferred income taxes                                           219,000       166,000
                                                             ----------   -----------

Total current assets                                         10,601,000     9,472,000
PROPERTY AND EQUIPMENT, net                                   1,798,000     2,202,000
OTHER ASSETS                                                     47,000        62,000
IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
 amortization of $909,000 and $852,000                          128,000       186,000
COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESS,
 net of accumulated amortization of $177,000 and $154,000       736,000       758,000
                                                             ----------   -----------
                                                            $13,310,000   $12,680,000
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------


DURRENT LIABILITIES:
Notes payable and current portion of
 long-term debt                                             $     7,000   $    69,000
Accounts payable                                              1,933,000     2,080,000
Accrued expenses                                              2,681,000     2,604,000
Unearned service revenue                                      2,054,000     1,938,000
                                                             ----------   -----------

 Total current liabilities                                    6,675,000     6,691,000

LONG-TERM DEBT                                                        0         7,000

DEFERRED INCOME TAXES                                           206,000       281,000

OTHER LIABILITIES                                               521,000       364,000
                                                             ----------   -----------
 Total liabilities                                            7,402,000     7,343,000
                                                             ----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
SHAREHOLDERS' EQUITY:

Common Stock, $.01 par value, 4,000,000 shares
 authorized, 455,000 issued and outstanding                       5,000         5,000
Paid-in capital                                               3,541,000     3,537,000
Retained earnings                                             2,362,000     1,795,000
                                                             ----------   -----------
  Total shareholders' equity                                  5,908,000     5,337,000
                                                             ----------   -----------
                                                            $13,310,000   $12,680,000
                                                            ===========   ===========



See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                  Common Stock
                                  ------------
                                                       paid-in        Retained
                              Shares         Amount    Capital        Earnings     Total
------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995        448,000   $    5,000   $3,461,000   $1,110,000   $4,576,000

Issuance of common stock,
 net of issuance costs           7,000         --         73,000         --         73,000

Net income                                                             92,000       92,000

                               -----------------------------------------------------------
BALANCE, MARCH 31, 1996        455,000        5,000    3,534,000    1,202,000    4,741,000

Issuance of common stock,
 net of issuance costs            --           --          3,000         --          3,000

Net income                                                            593,000      593,000

                               -----------------------------------------------------------

BALANCE, MARCH 31, 1997        455,000        5,000    3,537,000    1,795,000    5,337,000

Issuance of common stock,
 net of issuance costs            --           --          4,000         --          4,000

Net income                                                            567,000      567,000
                               -----------------------------------------------------------

BALANCE, MARCH 31, 1998        455,000   $    5,000   $3,541,000   $2,362,000   $5,908,000
                               ===========================================================



See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                                               1998           1997          1996
                                                               ----           ----          ----

OPERATING ACTIVITIES:
Net income                                                $   567,000    $   593,000    $    92,000
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                                760,000        747,000        714,000
 Deferred income taxes                                       (128,000)      (131,000)       101,000
 (Gain) loss on disposal of fixed assets                       (2,000)        11,000         28,000
 Deferred rent charges                                        155,000        (97,000)       (82,000)
Change in operating assets and liabilities:
 Accounts receivable and unbilled service revenue            (156,000)       853,000       (801,000)
 Other assets and prepaid expenses                             (9,000)         6,000        (30,000)
 Accounts payable and accrued expenses                        (67,000)       605,000        869,000
 Unearned service revenue                                     116,000       (115,000)         9,000
                                                          -----------    -----------    -----------

 Net cash provided by operating activities                  1,236,000      2,472,000        900,000
                                                          -----------    -----------    -----------

INVESTING ACTIVITES:
 Capital expenditures                                        (269,000)      (422,000)      (905,000)
 Proceeds from sale of fixed assets                             4,000          8,000         16,000
                                                          -----------    -----------    -----------
  Net cash used by investing activities                      (265,000)      (414,000)      (889,000)
                                                          -----------    -----------    -----------


FINANCING ACTIVITIES:
 Repayments of long-term debt                                 (69,000)      (448,000)      (510,000)
 Net increase (decrease) in credit line payable to bank             0       (415,000)       136,000
 Net proceeds from issuance of common stock                     3,000          1,000         49,000
                                                          -----------    -----------    -----------

  Net cash used by financing activities                       (66,000)      (862,000)      (325,000)
                                                          -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH                               905,000      1,196,000       (314,000)
CASH AT BEGINNING OF PERIOD                                 1,459,000        263,000        577,000
                                                          -----------    -----------    -----------
CASH AT END OF PERIOD                                     $ 2,364,000    $ 1,459,000    $   263,000
                                                          ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid                                            $     4,000    $    36,000    $   155,000
 Income taxes paid                                        $   471,000    $   444,000    $   360,000



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

          Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Depreciation of assets recorded under capitalized leases is computed on the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Property and equipment is periodically reviewed by management for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Identifiable Intangible Assets - Identifiable intangible assets consist of values allocated to key employees, contract backlog, proposals, and a covenant not to compete and are being amortized on a straight-line basis over periods of 2 to 10 years.

          Cost in Excess of Net Assets of Acquired Business - Cost in excess of net assets of acquired businesses is being amortized on the straight-line method over forty years. The carrying value of cost in excess of net assets of acquired business is periodically reviewed by management and impairment, if any, is recognized when the projected undiscounted cash flows are less than the carrying value.

         Income  Taxes - The  Company  and its  subsidiaries  file  consolidated
         Federal income tax returns. Deferred taxes primarily result from accelerated depreciation methods used for tax purposes and deferred rent charges.

         New Accounting Standards - For the fiscal year ended March 31, 1998 the Company adopted SFAS No. 128 "Earnings Per Share". The impact on the financial statements is not material.

         Basic Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Options outstanding to purchase common stock had no significant dilutive effect.

         Cash Equivalents - The Company considers cash on hand and cash held in banks subject to immediate withdrawal to represent cash.

         Reclassifications - Certain reclassifications have been made in the 1996 financial statements to conform to classifications used in the 1998 financial statements.


2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31:

                                                  1998                  1997
                                                  ----                  ----

Leasehold improvements                          $   168,000         $   165,000
Equipment                                         5,519,000           5,321,000
                                                -----------         -----------
                                                  5,687,000           5,486,000
Accumulated depreciation                         (3,889,000)         (3,284,000)
                                                -----------         -----------
                                                $ 1,798,000         $ 2,202,000
                                                ===========         ===========

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31:

                                                       1998               1997
                                                       ----               ----
Accrued payroll                                     $  646,000        $  633,000
Accrued incentive compensation                         548,000           570,000
Other                                                1,487,000         1,401,000
                                                    ----------        ----------

                                                    $2,681,000        $2,604,000
                                                    ==========        ==========


4.       DEBT

         Long-term debt consists of the following at March 31:

                                               1998           1997
                                               ----           ----
Installment note; interest at
 9.25%, matured April 1, 1997                 $  --        $31,000

Capital lease obligations                       7,000       45,000
                                              -------      -------

                                                7,000       76,000
Less current portion                           (7,000)     (69,000)
                                              -------      -------

Total long-term debt                          $  --        $ 7,000
                                              =======      =======


         At March 31, 1998, the Company had $2,000,000 of additional borrowing available under a credit line, with interest at the lower of the bank's prime rate plus .1% or LIBOR plus 2.8%. In addition, the Company has secured a committed credit facility of $2,000,000 which is reserved for the potential acquisition or merger of other architectural/engineering firms. The interest rate on this facility is LIBOR plus 2.55%. These borrowing agreements, which expire July 31, 1998, require the Company to be in compliance with financial covenants relating to working capital and debt to net worth. Substantially all of the Company's tangible assets are pledged as security.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consist of the following:

                                    1998               1997              1996
                                    ----               ----              ----
Current:
 Federal                         $ 454,000          $ 495,000          $  37,000
 State                              93,000            101,000             10,000
Deferred:
 Federal                           (78,000)          (109,000)            84,000
 State                             (16,000)           (22,000)            17,000
                                 ---------          ---------          ---------
                                 $ 453,000          $ 465,000          $ 148,000
                                 =========          =========          =========

         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:

                                            1998           1997           1996
                                            ----           ----           ----
Amount computed using
  the statutory rate                      $347,000       $360,000       $ 82,000
Increase in
 taxes resulting from:
State income taxes                          44,000         51,000         15,000
Goodwill amortization                        9,000          9,000          9,000
Meals and entertainment                     40,000         37,000         34,000
Other                                       13,000          8,000          8,000
                                          --------       --------       --------
                                          $453,000       $465,000       $148,000
                                          ========       ========       ========

         The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31:
                                                      1998               1997
                                                      ----               ----
Deferred tax asset                                 $ 633,000          $ 505,000
Deferred tax liability                              (620,000)          (620,000)
                                                   ---------          ---------
Total deferred taxes                               $  13,000          $(115,000)
                                                   =========          ---------

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:

                                             1998             1997
                                             ----             ----
Assets:
  Allowance for doubtful accounts           $  62,000    $  49,000
  Allowance for warranty claims               131,000      111,000
  Excess rental expense over payments         119,000       59,000
  Accruals not currently deductible           321,000      286,000
                                            ---------    ---------
                                            $ 633,000    $ 505,000
                                            =========    =========
Liability:
  Excess of tax over book depreciation      $(324,000)   $(309,000)
  Accrued Liabilities                        ( 85,000)    (108,000)
  Capitalized expenses                       (211,000)    (203,000)
                                             ---------    ---------
                                            $(620,000)   $(620,000)
                                            =========    =========


6.       LEASES

         The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2004. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs applicable to these premises. Rent expense for the years ended March 31, 1998, 1997 and 1996 amounted to $2,157,000, $2,109,000 and $1,808,000, respectively.

         Future  minimum  payments  under  capital  leases  and   noncancellable
         operating leases are as follows:
                              Capital            Operating
                              Leases               Leases
                              ------               ------

               1999         $    7,000         $2,014,000
               2000               --            1,897,000
               2001               --            1,685,000
               2002               --            1,345,000
               2003               --            1,064,000
               Future years       --               35,000
                            ----------         ----------
Total minimum payments           7,000         $8,040,000
                                               ==========
Amount representing
  interest                        --
                           -----------

Present value of net
  minimum lease payments      $  7,000
                              ========

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to lawsuits involving claims typical of those filed against engineering and architectural professions. In management's opinion the potential losses not covered by insurance would not be material to the Company's financial position.

         For each of the years ended March 31, 1998, 1997 and 1996 approximately 80%, 80% and 75% of the Company's business is with departments or agencies of Federal, state and local governments. For the same periods 35%, 35% and 40% of the Company's gross revenues resulted from services provided to the Florida Department of Transportation. These contracts may be subject to renegotiation or termination at the election of the government. The Company is subject to examinations by representatives of certain governmental agencies for which it provides services. In management's opinion the results of any examination would not have a significant effect on the Company's financial position.


8.       EMPLOYEE BENEFIT PLAN

         The  Company  sponsors  a Profit  Sharing  Plan which  qualifies  under
         Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 25% of each participant's contribution, up to the 6% level of the participant's contribution. For the years ended March 31, 1998, 1997 and 1996 the Company contributed $163,000, $167,000 and $158,000, respectively. Participants in the plan have the option to purchase shares of the Company's common stock. At March 31, 1998, 96,000 shares of Company stock have been issued and 294,000 shares are reserved for future issuance under the plan.


9.       STOCK BONUS AND OPTION PLAN

         The Company has a stock bonus plan that provides for the awarding of the Company's common stock to selected employees. At March 31, 1998, 39,000 shares are reserved for future issuance under the plan.

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company has stock option plans that provide to selected employees the granting of incentive and non-qualified options to purchase the Company's common stock. A summary of option transactions is shown below.

                                             1998                   1997
                                     --------------------  ---------------------
                                                 Weighted               Weighted
                                                 Average                 Average
                                                 Exercise               Exercise
                                     Options      Price      Options      Price
                                     -------      -----      -------      -----
Outstanding at
  beginning of year                   28,300     $    11      31,400     $    11
Options granted                       22,400          13         500          12
Options exercised                        200          11         100          10
Options forfeited                     14,100          12       3,500          11
                                     -------                 -------
Outstanding at
  end of year                         36,400     $    12      28,300     $    11
                                      =======                =======
Options exercisable at
  year end                            11,600                  21,300


The following table summarizes information about stock options outstanding at March 31, 1998:

                         Options Outstanding              Options Exercisable
                         -------------------              -------------------

                                 Weighted
                                  Average    Weighted                 Weighted
   Range of          Number      Remaining    Average     Number       Average
   Exercise       Outstanding   Contractual  Exercise   Exercisable    Exercise
    Prices         at 3/31/98   Life (years)   Price    at 3/31/98      Price
    ------         ----------   ------------   -----    ----------      -----

$10.25-$10.99         7,000         1.1    $   10.44      7,000     $   10.44
$11.00-$11.99        17,200         6.5        11.34      4,300         11.08
$12.00-$12.99         5,100         8.3        12.59        300         12.10
$13.00-$13.99           --           --          --         --            --
$14.00-$14.99         7,100         4.5        14.00        --            --
                     ------                              ------
                     36,400         5.3        11.86     11,600         10.73
                     ======                              ======

REYNOLDS, SMITH AND HILLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Remaining non-exercisable stock options as of March 31, 1998 become available as follows:

                                    1999               7,700
                                    2000               5,600
                                    2001               5,500
                                    2002               3,000
                                    2003               3,000
                                                     -------
                                                      24,800
                                                     =======

     At March 31, 1998, 113,600 stock options are reserved for future issuance under the plans.


10.      FINANCIAL INSTRUMENTS

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

                          *****************************

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, FL

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated June 5, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte and Touche LLP

Jacksonville, FL
June 5, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        REYNOLDS, SMITH AND HILLS, INC.


                                         ADDITIONS: DEDUCTIONS:

                            BALANCE AT   CHARGED TO           BALANCE AT
                            BEGINNING    COSTS AND               END
DESCRIPTION                 OF PERIOD    EXPENSES  WRITE-OFFS OF PERIOD
-----------                 ---------    --------  --------------------

Year ended March 31, 1998:
 Allowance for
  doubtful accounts          $127,000   $ 70,000   ($35,000)   $162,000


Year ended March 31, 1997:
 Allowance for
  doubtful accounts          $148,000   $ 68,000   ($89,000)   $127,000


Year ended March 31, 1996:
 Allowance for
  doubtful accounts          $151,000   $ 56,000   ($59,000)   $148,000