Form 10-Q
period 1998-06-30
REYNOLDS SMITH & HILLS INC
filed 1998-08-06
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at June 30, 1998 was 460,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30


                                                     1998              1997
                                                ------------       ------------

Gross Revenue                                   $ 10,238,000       $  9,514,000

Subcontract and Other
         Direct Costs                              2,898,000          2,804,000
                                                ------------       ------------
NET SERVICE REVENUE                                7,340,000          6,710,000

Cost of Services                                   2,856,000          2,711,000
                                                ------------       ------------
GROSS PROFIT                                       4,484,000          3,999,000

Selling, General and
         Administrative Expenses                   4,373,000          3,783,000
                                                ------------       ------------
OPERATING INCOME                                     111,000            216,000

OTHER INCOME (EXPENSE):
Interest and other income                             39,000             22,000
Interest expense                                      (4,000)            (1,000)
                                                ------------       ------------
INCOME BEFORE INCOME TAXES                           146,000            237,000

INCOME TAX EXPENSE                                    66,000            105,000
                                                ------------       ------------
NET INCOME                                      $     80,000       $    132,000
                                                ============       ============
BASIC EARNINGS PER SHARE                        $        .17       $        .29
                                                ============       ============
AVERAGE COMMON SHARES
         OUTSTANDING                                 460,000            455,000
                                                ============       ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                 June 30,    March 31,
                                                                   1998         1998
ASSETS                                                         -----------   -----------
------
CURRENT ASSETS:
  Cash                                                         $ 1,650,000   $ 2,364,000
  Accounts receivable, net of allowance
         for doubtful accounts of $168,000
         and $162,000                                            5,297,000     4,113,000
  Unbilled service revenue                                       3,864,000     3,680,000
  Prepaid expenses and other current assets                         81,000       225,000
  Deferred income taxes                                            219,000       219,000
                                                               -----------   -----------
         Total current assets                                   11,111,000    10,601,000

Property and equipment, net                                      1,941,000     1,798,000
Other assets                                                        46,000        47,000
Identifiable intangible assets, net of
         accumulated amortization of
         $924,000 and $909,000                                     114,000       128,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $190,000
         and $177,000                                            1,391,000       736,000
                                                               -----------   -----------
TOTAL ASSETS                                                   $14,603,000   $13,310,000
                                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                                        $   100,000   $     7,000
  Accounts payable                                               2,501,000     1,933,000
  Accrued payroll                                                  361,000       646,000
  Accrued incentive compensation                                   643,000       548,000
  Accrued expenses                                               1,474,000     1,487,000
  Unearned service revenue                                       2,563,000     2,054,000
                                                               -----------   -----------
         Total current liabilities                               7,642,000     6,675,000
Long-term debt                                                     200,000             0
Deferred Income Taxes                                              206,000       206,000
Other Liabilities                                                  505,000       521,000
                                                               -----------   -----------
         Total liabilities                                       8,553,000     7,402,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 460,000 and 455,000
         issued and outstanding                                      5,000         5,000
  Paid-in capital                                                3,603,000     3,541,000
  Retained Earnings                                              2,442,000     2,362,000
                                                               -----------   -----------
         Total shareholders' equity                              6,050,000     5,908,000
                                                               -----------   -----------
                                                               $14,603,000   $13,310,000
                                                               ===========   ===========
See accompanying notes to consolidated financial statements

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30


                                                       1998           1997
                                                   -----------    ------------
OPERATING ACTIVITIES:
Net income                                         $    80,000    $   132,000
Adjustments to reconcile net income to
         net cash (used) provided by operating
         activities:
  Depreciation and amortization                        195,000        188,000
  Deferred rent charges                                (16,000)       (27,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                            (1,368,000)       366,000
  Other assets and prepaid expenses                    145,000        147,000
  Accounts payable and accrued expenses                420,000        129,000
  Unearned service revenue                             509,000       (217,000)
                                                   -----------    -----------
Net cash (used) provided by operating activities       (35,000)       718,000
                                                   -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (289,000)       (94,000)
  Purchase of subsidiary                              (335,000)          --
                                                   -----------    -----------
Net cash used by investing activities                 (624,000)       (94,000)
                                                   -----------    -----------
FINANCING ACTIVITIES:
  Repayments of debt                                   (55,000)       (41,000)
                                                   -----------    -----------
Net cash used by financing activities                  (55,000)       (41,000)
                                                   -----------    -----------
NET (DECREASE)INCREASE IN CASH                        (714,000)       583,000

CASH AT BEGINNING OF PERIOD                          2,364,000      1,459,000
                                                   -----------    -----------
CASH AT END OF PERIOD                              $ 1,650,000    $ 2,042,000
                                                   ===========    ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1998


BASIS OF PRESENTATION

1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross revenue for the first quarter of fiscal 1999 was $10,238,000 as compared to gross revenue of $9,514,000 for the first quarter of fiscal 1998. This 8% increase occurred primarily in the transportation, aerospace/defense, and institutional programs. Work on several large new projects in these areas began after the first quarter of fiscal 1998. Net service revenues increased 9% to $7,340,000 in the first quarter of fiscal 1999 from $6,710,000 in the first quarter of fiscal 1998 as a result of the gross revenue increases mentioned above.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services for the first quarter of fiscal 1999 was $2,856,000, representing a 5% increase from the same period for fiscal 1998. Expressed as a percentage of net service revenue, cost of services improved slightly to 39% for the first quarter of fiscal 1999 from 40% for the first quarter of fiscal 1998. As a result of the increase in revenues, gross profit increased 12% to $4,484,000 in the first quarter of fiscal 1999 from $3,999,000 for the first quarter of fiscal 1998.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first quarter of fiscal 1999 were $4,373,000 as compared to $3,783,000 for the first quarter of fiscal 1998. This 16% increase was due primarily to an increase in labor costs. Increased marketing and proposal efforts resulted in a lower project utilization (labor charged to cost of services). The acquisition of an eleven person architectural firm in Miami attributed to increases in expenses such as professional fees, travel, payroll and benefits, and goodwill amortization. In addition, rent expense increased due to the acquisition and the relocation of the Ft. Myers and Orlando offices into larger space to accommodate growth. Increases in telephone and related annual maintenance fees, leased computer expense, annual software license fees, travel, and recruiting also accounted for the change.

Income before income taxes was $146,000 for the first quarter of fiscal 1999 compared to $237,000 for the same period of fiscal 1998. Net income for the first quarter of fiscal 1999 was $80,000 compared to $132,000 for the first quarter of fiscal 1998. These 38% and 39% decreases were due to the increase in operating expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had cash of $1,650,000. The Company has in place a revolving line of credit which provides for borrowing up to $2,000,000. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. There were no borrowings outstanding under either borrowing agreement at June 30, 1998. The company believes that its existing financial resources, together with its cash flow from operations and its unused lines of credit, will provide sufficient capital to fund its operations for the foreseeable future.

On May 8, 1998, the Company acquired all of the outstanding shares of Lemuel Ramos and Associates, Inc., an eleven person architectural firm located in Miami, Florida. The Company paid cash of $335,000 and signed a $300,000 note payable to obtain the company. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets was $668,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The net purchase price was allocated as follows:

Accounts receivable   $ 25,000
Fixed assets            21,000
Goodwill               668,000
Liabilities            (79,000)
                      --------
Purchase price        $635,000
                      ========

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


Date:    August 7, 1998                     REYNOLDS, SMITH AND HILLS, INC.


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


Date:                                       REYNOLDS, SMITH AND HILLS, INC.


                            By /s/Leerie T. Jenkins, Jr.
                                  Leerie T. Jenkins, Jr.
                                  Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

                            By /s/David K. Robertson
                                  David K. Robertson
                                  Executive Vice President,
                                  Secretary, Treasurer, Chief
                                  Financial Officer and Director
                                  (Principal Financial and Accounting Officer)