Form 10-Q
period 1998-09-30
REYNOLDS SMITH & HILLS INC
filed 1998-11-10
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1998

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



                4651 Salisbury Road, Jacksonville, Florida 32256
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (904) 296-2000



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at September 30, 1998 was 460,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-------------------------------------------------------------------------------------------------

                                          Six Months Ended                Three Months Ended
                                            September 30                     September 30
                                       1998             1997            1998             1997
                                       ----             ----            ----             ----
Gross Revenue                      $ 20,281,000    $ 18,438,000    $ 10,043,000    $  8,924,000

Subcontract and Other
         Direct Costs                 5,472,000       5,342,000       2,574,000       2,538,000
                                   ------------    ------------    ------------     ------------
NET SERVICE REVENUE                  14,809,000      13,096,000       7,469,000       6,386,000

Cost of Services                      5,694,000       5,268,000       2,838,000       2,557,000
                                   ------------    ------------    ------------     ------------
GROSS PROFIT                          9,115,000       7,828,000       4,631,000       3,829,000

Selling, General and
         Administrative Expenses      8,931,000       7,427,000       4,558,000       3,644,000
                                   ------------    ------------    ------------     ------------
OPERATING INCOME                        184,000         401,000          73,000         185,000

OTHER INCOME (EXPENSE):
Interest and other income                63,000          52,000          24,000          30,000
Interest expense                        (10,000)         (2,000)         (6,000)         (1,000)
                                   ------------    ------------    ------------     ------------
INCOME BEFORE INCOME TAXES              237,000         451,000          91,000         214,000

INCOME TAX EXPENSE                      121,000         202,000          55,000          97,000
                                   ------------    ------------    ------------     ------------
NET INCOME                         $    116,000    $    249,000    $     36,000    $    117,000
                                   ============    ============    ============    ============
BASIC EARNINGS PER SHARE           $        .25    $        .55    $        .08    $        .26

                                   ============    ============    ============    ============
AVERAGE COMMON SHARES
         OUTSTANDING                    460,000         455,000         460,000         455,000
                                   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------
                                                               September 30,     March 31,
                                                                  1998             1998
                                                                  ----             ----
ASSETS
CURRENT ASSETS:
  Cash                                                         $ 1,604,000   $ 2,364,000
  Accounts receivable, net of allowance
         for doubtful accounts of $172,000
         and $162,000                                            4,437,000     4,113,000
  Unbilled service revenue                                       4,101,000     3,680,000
  Prepaid expenses and other current assets                        102,000       225,000
  Deferred income taxes                                            219,000       219,000
                                                               -----------   -----------
         Total current assets                                   10,463,000    10,601,000

Property and equipment, net                                      2,238,000     1,798,000
Other assets                                                        44,000        47,000
Identifiable intangible assets, net of
         accumulated amortization of
         $937,000 and $909,000                                     100,000       128,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $208,000
         and $177,000                                            1,413,000       736,000
                                                               -----------   -----------
TOTAL ASSETS                                                   $14,258,000   $13,310,000
                                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                                        $   100,000   $     7,000
  Accounts payable                                               2,714,000     1,933,000
  Accrued payroll                                                  726,000       646,000
  Accrued incentive compensation                                   163,000       548,000
  Accrued expenses                                               1,208,000     1,487,000
  Unearned service revenue                                       2,360,000     2,054,000
                                                               -----------   -----------
         Total current liabilities                               7,271,000     6,675,000
Long-term debt                                                     200,000             0
Deferred Income Taxes                                              206,000       206,000
Other Liabilities                                                  494,000       521,000
                                                               -----------   -----------
         Total liabilities                                       8,171,000     7,402,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 460,000 and 455,000
         issued and outstanding                                      5,000         5,000
  Paid-in capital                                                3,604,000     3,541,000
  Retained Earnings                                              2,478,000     2,362,000
                                                               -----------   -----------
         Total shareholders' equity                              6,087,000     5,908,000
                                                               -----------   -----------
                                                               $14,258,000   $13,310,000
                                                               ===========   ===========

See accompanying notes to consolidated financial statements

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998


                                                     1998          1997
                                                     ----          ----
OPERATING ACTIVITIES:
Net income                                      $   116,000    $   249,000
Adjustments to reconcile net income to
         net cash provided by operating
         activities:
  Depreciation and amortization                     389,000        380,000
  Loss on disposal of fixed assets                    3,000           --
  Deferred rent charges                             (31,000)       (54,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                           (699,000)       157,000
  Other assets and prepaid expenses                 126,000        105,000
  Accounts payable and accrued expenses             223,000        (82,000)
  Unearned service revenue                          306,000         30,000
                                                -----------    -----------
Net cash provided by operating activities           433,000        785,000
                                                -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                             (756,000)      (159,000)
  Purchase of subsidiary                           (387,000)          --
  Proceeds from sale of fixed assets                  4,000           --
                                                -----------    -----------
Net cash used by investing activities            (1,139,000)      (159,000)
                                                -----------    -----------
FINANCING ACTIVITIES:
   Repayments of debt                               (55,000)       (50,000)
   Net proceeds from issuance of common stock         1,000           --
                                                -----------    -----------
Net cash used by financing activities               (54,000)       (50,000)
                                                -----------    -----------
NET (DECREASE)INCREASE IN CASH                     (760,000)       576,000

CASH AT BEGINNING OF PERIOD                       2,364,000      1,459,000
                                                -----------    -----------
CASH AT END OF PERIOD                           $ 1,604,000    $ 2,035,000
                                                ===========    ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1998


BASIS OF PRESENTATION
---------------------

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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Gross revenue for the first six months of fiscal 1999 was $20,281,000 as compared to gross revenue of $18,438,000 for the first six months of fiscal 1998. This 10% increase occurred primarily in the transportation, aerospace/defense, and institutional programs. Work on several large new projects in these areas began after the second quarter of fiscal 1998. Net service revenues increased 13% to $14,809,000 in the first six months of fiscal 1999 from $13,096,000 in the first six months of fiscal 1998 as a result of the gross revenue increases mentioned above. Gross revenue for the second quarter of fiscal 1999 was $10,043,000 as compared to gross revenue of $8,924,000 for the second quarter of fiscal 1998. This 13% increase occurred primarily in the transportation and institutional programs. Work on several large new projects in these areas began after the second quarter of fiscal 1998. Net service revenues increased 17% to $7,469,000 in the second quarter of fiscal 1999 from $6,386,000 in the second quarter of fiscal 1998 as a result of the gross revenue increases mentioned above.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services for the first six months of fiscal 1999 was $5,694,000, representing an 8% increase from the same period for fiscal 1998. Expressed as a percentage of net service revenue, cost of services improved to 38% for the first six months of fiscal 1999 from 40% for the first six months of fiscal 1998. As a result of the increase in revenues, gross profit increased 16% to $9,115,000 in the first six months of fiscal 1999 from $7,828,000 for the first six months of fiscal 1998. Cost of services for the second quarter of fiscal 1999 was $2,838,000, representing an 11% increase from the same period for fiscal 1998. Expressed as a percentage of net service revenue, cost of services also improved to 38% for the second quarter of fiscal 1999 from 40% for the second quarter of fiscal 1998. As a result of the increase in revenues, gross profit increased 21% to $4,631,000 in the second quarter of fiscal 1999 from $3,829,000 for the second quarter of fiscal 1998.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first six months of fiscal 1999 were $8,931,000 as compared to $7,427,000 for the first six months of fiscal 1998. This 20% increase was due primarily to an increase in labor costs as a result of a net 10% increase in personnel. Increased marketing and proposal efforts resulted in a lower project utilization (labor charged to cost of services). The acquisition of an eleven person architectural firm in Miami attributed to increases in expenses such as travel, payroll and benefits, and goodwill amortization. In addition, rent expense increased due to 1) the relocation of the Ft. Myers and Orlando offices into larger space to accommodate growth and 2) the expansion of the Company into Flint, MI, and Houston, TX.. Increases in telephone and related annual maintenance fees, leased computer expense, annual software license fees, consulting, travel, and recruiting also accounted for the change.

SG&A expenses for the second quarter of fiscal 1999 were $4,558,000 as compared to $3,644,000 for the second quarter of fiscal 1998. As described above, this 25% increase was due primarily to increases in labor costs related to the Company's internal growth and the acquisition of the firm in Miami. The increase in marketing and proposal efforts also resulted in a lower project utilization (labor charged to cost of services) for the second quarter of fiscal '99 from the second quarter of fiscal '98. Increases were experienced in rent expense, telephone and related annual maintenance fees, leased computer expense, annual software license fees, consulting, travel, and recruiting costs.

Income before income taxes was $237,000 for the first six months of fiscal 1999 compared to $451,000 for the same period of fiscal 1998. Net income for the first six months of fiscal 1999 was $116,000 compared to $249,000 for the first six months of fiscal 1998. These 47% and 53% decreases were due to the increase in operating expenses as discussed above. Income before income taxes was $91,000 for the second quarter of fiscal 1999 compared to $214,000 for the same period of fiscal 1998. Net income for the second quarter of fiscal 1999 was $36,000 compared to $117,000 for the second quarter of fiscal 1998. These 57% and 69% decreases were due to the increase in operating expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1998 the Company had cash of $1,604,000. The Company has in place a revolving line of credit which provides for borrowing up to $2,000,000. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. There were no borrowings outstanding under either borrowing agreement at September 30, 1998. The company believes that its existing financial resources, together with its cash flow from operations and its unused lines of credit, will provide sufficient capital to fund its operations for the foreseeable future.

On May 8, 1998, the Company acquired all of the outstanding shares of Lemuel Ramos and Associates, Inc., an eleven person architectural firm located in Miami, Florida. The Company paid cash of $387,000 and signed a $300,000 note payable to obtain the company. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets was $708,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The net purchase price was allocated as follows:

         Accounts receivable        $  46,000
         Fixed assets                  21,000
         Goodwill                     708,000
         Liabilities                (  88,000)
                                    -----------
         Purchase price             $ 687,000
                                    ===========

YEAR 2000
---------

State of Readiness:
The Company is in process of preparing its computer systems and applications for the Year 2000. This process involves developing a plan for the Year 2000 issue. It includes identifying and communicating with external service providers to ensure that they are taking the appropriate action to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's systems (primarily IT) were purchased from vendors who have represented that these systems will not be affected by the change of century beginning Jan.1, 2000. The Company maintains contact with third party vendors to monitor their progress with Year 2000 issues. Management expects to have substantially all of its currently identified system and application changes completed in mid 1999.

The Company has been informed that its computer applications related to the development and processing of architectural and engineering documents are not date-driven and will not be affected.

The Company has identified three material operating systems that may be affected by the Year 2000 issue. They are the general ledger accounting system (including billings), the third party payroll service, and telecommunications systems. Upgrades related to the general ledger accounting software and hardware have been in process and are expected to be able to be tested in early 1999. The Company expects to have its general ledger system tested by April 1, 1999 as this is the beginning of the Company's fiscal 2000 year. The third party payroll service states that its systems are not expected to experience year 2000 related problems and has disclosed this in its recent 10K filing. Finally, the Company has been given assurances by its third party telecommunication providers that there will be no interruption in telecommunications resulting from theYear 2000 issue.

Associated Costs:
The Company expects that the principal costs will be those associated with testing of its computer applications. The total cost to the Company of these Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including third party modification plans. There can be no assurances that these estimates will be achieved.

Risks:
The risks associated with a failure of systems to respond correctly to the Year 2000 are: 1) delays in billings and subsequent cash receipts, 2) delays in production of architectural/engineering documents due to telecommunication and other problems between offices and clients (wide area network file sharing and transmission), and 3) potential risk due to inability to adequately recognize revenue and related expenses. In addition, there can be no assurances that there will not be material litigation brought against the Company for Year 2000 related issues.

Contingency Plans:
In the event that the materially-identified systems fail to respond correctly to the Year 2000 applications, the Company has established various contingency plans to maintain operations. For general ledger and billing systems, such contingency plans include maintaining the general ledger with a 1999 date or manual processing of records. Payroll services could be processed through the general ledger or manually processed. Architectural and engineering document production could be developed independently in each office and delivered to respective parties by mail.

                           PART II - OTHER INFORMATION



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on July 24, 1998. The matters voted on at the Annual Meeting (as described in the Company's definitive proxy material dated June 20, 1998 previously filed with the Commission) were as follows:

                  (1) Proposal to elect eight directors to serve until next year's Annual Meeting of Shareholders.

                                                      Votes             Votes             Votes
                  Nominees                              For            Against          Withheld
                  --------                              ---            -------          --------

                  Leerie T. Jenkins                  380,905                 0                 0
                  David K. Robertson                 380,905                 0                 0
                  Charles W. Gregg                   379,333                 0             1,572
                  Darold F. Cole                     380,905                 0                 0
                  J. Ronald Ratliff                  380,905                 0                 0
                  David E. Thomas                    380,905                 0                 0
                  Alexander P. Zechella              380,905                 0                 0
                  R. Ray Goode                       380,905                 0                 0


                  (2) Proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 1999.

                  380,587 Votes For         -0- Votes Against        318 Abstain


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


Date:    November 10, 1998                  REYNOLDS, SMITH AND HILLS, INC.


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