Form 10-Q
period 1998-12-31
REYNOLDS SMITH & HILLS INC
filed 1999-02-12
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended December 31, 1998

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at December 31, 1998 was 444,000 shares.




                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                         Nine Months Ended             Three Months Ended
                                            December 31                    December 31
                                        1998           1997            1998            1997
                                   ------------    ------------    ------------    ------------

Gross Revenue                      $ 31,044,000    $ 27,639,000    $ 10,763,000    $  9,201,000

Subcontract and Other
         Direct Costs                 8,156,000       8,064,000       2,684,000       2,722,000
                                   ------------    ------------    ------------    ------------
NET SERVICE REVENUE                  22,888,000      19,575,000       8,079,000       6,479,000

Cost of Services                      8,745,000       7,781,000       3,051,000       2,513,000
                                   ------------    ------------    ------------    ------------
GROSS PROFIT                         14,143,000      11,794,000       5,028,000       3,966,000

Selling, General and
         Administrative Expenses     13,771,000      11,266,000       4,841,000       3,840,000
                                   ------------    ------------    ------------    ------------
OPERATING INCOME                        372,000         528,000         187,000         126,000

OTHER INCOME (EXPENSE):
Interest and other income                72,000          84,000           9,000          33,000
Interest expense                        (16,000)         (3,000)         (6,000)         (1,000)
                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES              428,000         609,000         190,000         158,000

INCOME TAX EXPENSE                      198,000         279,000          76,000          77,000
                                   ------------    ------------    ------------    ------------
NET INCOME                         $    230,000    $    330,000    $    114,000    $     81,000
                                   ============    ============    ============    ============
BASIC EARNINGS PER SHARE           $        .51    $        .73    $        .26    $        .18

                                   ============    ============    ============    ============
AVERAGE COMMON SHARES
         OUTSTANDING                    455,000         455,000         444,000         455,000
                                   ============    ============    ============    ============


See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                     December 31,  March 31,
                                                        1998         1998
ASSETS                                               ------------ ----------
------
CURRENT ASSETS:
  Cash                                             $   961,000   $ 2,364,000
  Accounts receivable, net of allowance
         for doubtful accounts of $172,000
         and $162,000                                5,428,000     4,113,000
  Unbilled service revenue                           3,951,000     3,680,000
  Prepaid expenses and other current assets            156,000       225,000
  Deferred income taxes                                219,000       219,000
                                                   -----------   -----------
         Total current assets                       10,715,000    10,601,000

Property and equipment, net                          2,247,000     1,798,000
Other assets                                            41,000        47,000
Identifiable intangible assets, net of
         accumulated amortization of
         $952,000 and $909,000                          85,000       128,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $225,000
         and $177,000                                1,395,000       736,000
                                                   -----------   -----------
TOTAL ASSETS                                       $14,483,000   $13,310,000
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                            $   100,000   $     7,000
  Accounts payable                                   2,942,000     1,933,000
  Accrued payroll                                      373,000       646,000
  Accrued incentive compensation                       280,000       548,000
  Accrued expenses                                   1,322,000     1,487,000
  Unearned service revenue                           2,473,000     2,054,000
                                                   -----------   -----------
         Total current liabilities                   7,490,000     6,675,000
Long-term debt                                         200,000             0
Deferred Income Taxes                                  206,000       206,000
Other Liabilities                                      477,000       521,000
                                                   -----------   -----------
         Total liabilities                           8,373,000     7,402,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000 shares
         authorized, 444,000 and 455,000 issued
         and outstanding                                 4,000         5,000
  Paid-in capital                                    3,520,000     3,541,000
  Retained Earnings                                  2,586,000     2,362,000
                                                   -----------   -----------
         Total shareholders' equity                  6,110,000     5,908,000
                                                   -----------   -----------
                                                   $14,483,000   $13,310,000
                                                   ===========   ===========
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998


                                                       1998           1997
                                                   -----------    ------------
OPERATING ACTIVITIES:
Net income                                         $   230,000    $   330,000
Adjustments to reconcile net income to
         net cash provided (used) by operating
         activities:
  Depreciation and amortization                        601,000        572,000
  Loss on disposal of fixed assets                       8,000         (2,000)
  Deferred rent charges                                (47,000)       (81,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                            (1,538,000)      (824,000)
  Other assets and prepaid expenses                     76,000         95,000
  Accounts payable and accrued expenses                325,000        (86,000)
  Unearned service revenue                             419,000        (76,000)
                                                   -----------    -----------
Net cash provided (used) by operating activities        74,000        (72,000)
                                                   -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (951,000)      (187,000)
  Purchase of subsidiary                              (387,000)          --
  Proceeds from sale of fixed assets                     6,000          3,000
                                                   -----------    -----------
Net cash used by investing activities               (1,332,000)      (184,000)
                                                   -----------    -----------
FINANCING ACTIVITIES:
   Repayments of debt                                  (55,000)       (60,000)
   Net proceeds from issuance of common stock            1,000           --
   Repurchase of common stock                          (91,000)          --
                                                   -----------    -----------
Net cash used by financing activities                 (145,000)       (60,000)
                                                   -----------    -----------
NET DECREASE IN CASH                                (1,403,000)      (316,000)

CASH AT BEGINNING OF PERIOD                          2,364,000      1,459,000
                                                   -----------    -----------
CASH AT END OF PERIOD                              $   961,000    $ 1,143,000
                                                   ===========    ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DECEMBER 31, 1998


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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Gross revenue for the first nine months of fiscal 1999 was $31,044,000 as compared to gross revenue of $27,639,000 for the first nine months of fiscal 1998. This 12% increase occurred primarily in the transportation, aerospace/defense, and institutional programs. Work on several large new projects in these areas began after the second quarter of fiscal 1998. Net service revenues increased 17% to $22,888,000 in the first nine months of fiscal 1999 from $19,575,000 in the first nine months of fiscal 1998 as a result of the gross revenue increases mentioned above. Gross revenue for the third quarter of fiscal 1999 was $10,763,000 as compared to gross revenue of $9,201,000 for the third quarter of fiscal 1998. This 17% increase occurred primarily in the transportation and institutional programs. Work on several large new projects in these areas began after the third quarter of fiscal 1998. Net service revenues increased 25% to $8,079,000 in the third quarter of fiscal 1999 from $6,479,000 in the third quarter of fiscal 1998 as a result of the gross revenue increases mentioned above.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services for the first nine months of fiscal 1999 was $8,745,000, representing a 12% increase from the same period for fiscal 1998. This increase was due to the increase in operational personnel hired to support the Company's increased work load. Expressed as a percentage of net service revenue, cost of services improved to 38% for the first nine months of fiscal 1999 from 40% for the first nine months of fiscal 1998. As a result of the increase in revenues, gross profit increased 20% to $14,143,000 in the first nine months of fiscal 1999 from $11,794,000 for the first nine months of fiscal 1998. Cost of services for the third quarter of fiscal 1999 was $3,051,000, representing a 21% increase from the same period for fiscal 1998. This increase was also due to the addition of operational personnel hired to support the increased work load. Expressed as a percentage of net service revenue, cost of services also improved to 38% for the third quarter of fiscal 1999 from 39% for the third quarter of fiscal 1998. As a result of the increase in revenues, gross profit increased 27% to $5,028,000 in the third quarter of fiscal 1999 from $3,966,000 for the third quarter of fiscal 1998.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first nine months of fiscal 1999 were $13,771,000 as compared to $11,266,000 for the first nine months of fiscal 1998. This 22% increase was due primarily to an increase in labor costs as a result of a net 17% increase in personnel. Increased marketing and proposal efforts resulted in a lower project utilization (labor charged to cost of services). The acquisition of an eleven person architectural firm in Miami attributed to increases in expenses such as travel, payroll and benefits, and goodwill amortization. In addition, rent expense increased due to 1) the relocation of the Ft. Myers and Orlando offices into larger space to accommodate growth and 2) the expansion of the Company into Flint, Michigan and Houston, Texas. Increases in telephone and related annual maintenance fees, leased computer expense, annual software license fees, consulting, travel, recruiting, and professional fees also accounted for the change.

SG&A expenses for the third quarter of fiscal 1999 were $4,841,000 as compared to $3,840,000 for the third quarter of fiscal 1998. As described above, this 26% increase was due primarily to increases in labor costs related to the Company's internal growth and the acquisition of the firm in Miami. Increases were experienced in rent expense, telephone and related annual maintenance fees, leased computer expense, annual software license fees, consulting, travel, recruiting costs, and professional fees.

Income before income taxes was $428,000 for the first nine months of fiscal 1999 compared to $609,000 for the same period of fiscal 1998. Net income for the first nine months of fiscal 1999 was $230,000 compared to $330,000 for the first nine months of fiscal 1998. These 30% decreases were due to the increase in operating expenses as discussed above.

Income before income taxes was $190,000 for the third quarter of fiscal 1999 compared to $158,000 for the same period of fiscal 1998. Net income for the third quarter of fiscal 1999 was $114,000 compared to $81,000 for the third quarter of fiscal 1998. These 20% and 41% increases were due to the increase in revenues as discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1998 the Company had cash of $961,000. The Company has in place a revolving line of credit which provides for borrowing up to $2,000,000. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. There were no borrowings outstanding under either borrowing agreement at December 31, 1998. The Company believes that its existing financial resources, together with its cash flow from operations and its unused lines of credit, will provide sufficient capital to fund its operations for the foreseeable future.

On May 7, 1998, the Company acquired all of the outstanding shares of Lemuel Ramos and Associates, Inc., an eleven person architectural firm located in Miami, Florida. The Company paid cash of $387,000 and signed a $300,000 note payable to obtain the company. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets was $708,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The net purchase price was allocated as follows:

         Accounts receivable        $  50,000
         Fixed assets                  21,000
         Goodwill                     708,000
         Liabilities                (  92,000)
                                    -----------
         Purchase price             $ 687,000
                                    ===========

YEAR 2000
---------

State of Readiness:
The Company is in process of preparing its computer systems and applications for the Year 2000. This process involves developing a plan for the Year 2000 issue. It includes identifying and communicating with external service providers to ascertain what steps they are taking to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's information technology systems were purchased from vendors who have represented that these systems will not be affected by the change of century beginning January 1, 2000. The Company maintains contact with third party vendors to monitor their progress with Year 2000 issues. Management expects to have substantially all of its currently identified system and application changes completed in mid 1999.

The Company has been informed by its third party vendors, and has also internally ascertained, that its computer applications related to the development and processing of architectural and engineering documents are not date-driven and will not be affected by Year 2000 issues. In addition, hardware supporting these applications has already been upgraded to respond correctly to the Year 2000 issue. These upgrades have been in process over the last few years as part of the Company's ongoing technological advancements.

The Company has identified three material operating systems that may be affected by the Year 2000 issue. They are the general ledger accounting system (including billings), the third party payroll service, and telecommunications systems. Upgrades related to the general ledger accounting software and hardware have been in process and are expected to be able to be tested in early 1999. The Company currently expects to have its general ledger system tested by April 1, 1999 as this is the beginning of the Company's fiscal 2000 year. The third party payroll service states that its systems are not expected to experience Year 2000 related problems and has disclosed this in its recent 10K filing. Finally, the Company has been given assurances by its third party telecommunication hardware and service providers that there will be no interruption in telecommunications resulting from the Year 2000 issue.

Associated Costs:
The Company expects that the principal costs will be those associated with testing of its computer applications. The total cost to the Company of these Year 2000 activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. These costs and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including third party modification plans. There can be no assurances that these estimates will be achieved.

Risks:
The risks associated with a failure of systems to respond correctly to the Year 2000 are: 1) delays in billings and subsequent cash receipts, 2) delays in production of architectural/engineering documents due to hardware, software, telecommunication or other problems between offices and clients (wide area network file sharing and transmission), and 3) potential risk due to inability to adequately recognize revenue and related expenses. In addition, there can be no assurances that there will not be material litigation brought against the Company for Year 2000 related issues.

Contingency Plans:
In the event that the material core systems fail to function properly given the Year 2000 problems, the Company has established various contingency plans to maintain operations. For general ledger and billing systems, such contingency plans include temporarily maintaining the general ledger with a 1999 date or manual processing of records. Payroll services could be processed through the general ledger or processed manually. Architectural and engineering document production could be developed independently in each office and delivered to respective parties by mail.



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


Date:    February 12, 1999                  REYNOLDS, SMITH AND HILLS, INC.


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