Form 10-K
period 1999-03-31
REYNOLDS SMITH & HILLS INC
filed 1999-06-22
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1999

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

         The  estimated   aggregate   market  value  of  Common  Stock  held  by
non-affiliates as of June 21, 1999 computed with reference to the last sales price, was $4,312,000.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares of Common Stock outstanding as of June 21, 1999 was 448,353 shares.

                      Documents incorporated by reference:

           DOCUMENT                                   WHERE INCORPORATED
           --------                                   ------------------

   Proxy Statement Dated June 21, 1999                     Part III




                                TABLE OF CONTENTS

FORM 10-K
 Item
 Number           CAPTION                                                              PAGE

                  PART I

Item  1. BUSINESS                                                                        3

Item  2. PROPERTIES                                                                      5

Item  3. LEGAL PROCEEDINGS                                                               5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY  HOLDERS                                                      5

EXECUTIVE OFFICERS OF THE REGISTRANT                                                     5

                  PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS                                           6

Item  6. SELECTED FINANCIAL DATA                                                         7

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                    8

Item  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                     13

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    13

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                   13

                  PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT                                                            13

Item 11.          EXECUTIVE COMPENSATION                                                13

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                        13

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        13

                  PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                                   14


                                        2

                                                      PART I

Item 1.  BUSINESS

         Reynolds, Smith and Hills, Inc. (the Company) is a professional service firm operating in the engineering, architectural design and environmental services industry. The Company was incorporated in the state of Florida in 1989. As used herein, the Company refers to Reynolds, Smith and Hills, Inc. and its subsidiaries.

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

         * Public Infrastructure - Services are provided to local government and quasi-governmental agencies. Services include planning, evaluation, architectural and engineering design, permitting, and construction administration for road, water, wastewater, storm water and solid waste systems. These services are also provided for public facilities such as parks and public buildings.

         * Commercial - Services are provided to commercial and industrial entities engaged in planning, designing and construction of a wide variety of structures and land development (including office buildings and office parks, warehouses, distribution and manufacturing facilities, financial facilities, and data centers).

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

         Major Customers. For each of the years ended March 31, 1999, 1998 and 1997, approximately 80% of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided approximately 35% of total revenues for each of the fiscal years 1999, 1998 and 1997. The loss of a significant client such as the Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

         Backlog. Gross revenue backlog is the estimated revenue from contracts entered into with clients, less that portion which has been recognized as revenue. Backlog is subject to revision due to cancellations, modifications or changes in the scope of projects. There can be no assurance that signed contracts will ultimately be authorized or will not be canceled by clients in accordance with their terms. Net revenue backlog is estimated revenue excluding subconsultant and other direct costs and more accurately reflects the amounts to be earned for activities performed by the Company.

         The Company's gross backlog at March 31, 1999 was $34.3 million compared to $29.5 million at March 31, 1998. Net backlog was $25.7 million at March 31, 1999 as compared to $21.8 million at March 31, 1998. Approximately $27 million of services included in the Company's gross backlog as of March 31, 1999 will be performed in fiscal year 2000. The Company expects additional revenue in fiscal year 2000 from sales generated during the year which are not included in the March 31, 1999 backlog.

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

         Employees. At March 31, 1999 the Company employed approximately 419 persons.

Item 2.   PROPERTIES

         The Company leases its principal office space in Jacksonville, Florida and seven branches occupy leased office space in the following Florida locations: Ft. Myers, Merritt Island, Miami, Orlando, Plantation, Tallahassee, and Tampa. The Company also maintains leased offices in Flint, Michigan, Houston, Texas, and Naperville, Illinois. In addition, the Company leases space for construction sites at approximately six locations in Florida. These leases expire at various dates through 2005. The current facilities are sufficient for the operation of the business.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons serve as the executive officers of the Company:

         Name                                        Age               Position Held
         ----                                        ---               -------------

         Leerie T. Jenkins, Jr.                       50               Chairman of the Board
                                                                       and Chief Executive Officer

         David K. Robertson                           47               Executive Vice President, Secretary,
                                                                       Treasurer, Chief Financial Officer,
                                                                       Chief Operating Officer, and Director

         Darold F. Cole                               57               Senior Vice President and Director

         J. Ronald Ratliff                            50               Senior Vice President and Director

         Mr. Jenkins' principal positions are Chairman of the Board and Chief Executive Officer of the Company, which he has held since June 1990. Mr. Jenkins has been employed with the

Company or other architectural, engineering, planning and environmental services companies for over 27 years. He holds a Masters and Bachelors degree in landscape architecture from the University of Michigan and University of Georgia, respectively.

         Mr. Robertson's principal positions are Executive Vice President, which he has held since January 1995, Chief Operating Officer, to which he was appointed in June 1999, Secretary, Treasurer, Chief Financial Officer and Director of the Company, which he has held since June 1990. Prior to January 1995 Mr. Robertson was Senior Vice President of the Company. Mr. Robertson has been employed with the Company or other architectural, engineering, planning and environmental services companies for over 17 years. He graduated from Florida State University with a degree in Business.

         Mr. Cole's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Cole has been employed with the Company or other architectural, engineering, planning and environmental services companies for over 30 years. He holds a degree in electrical engineering from Kansas State University.

         Mr. Ratliff's principal positions are Senior Vice President and Director of the Company, which he has held since June 1990. Mr. Ratliff has been employed with the Company or other architectural, engineering, planning and environmental services companies for over 21 years. He holds a Masters and Bachelors degree from the University of South Florida.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities are not presently traded on any public stock exchange or other public market. The Company had approximately 205 shareholders of record at March 31, 1999, including persons owning stock through the Company's 401(k) plan. The Company pays no dividends on its common stock but instead reinvests earnings into the Company to fund growth.

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                         YEAR ENDED MARCH 31

                                          1999       1998       1997       1996      1995

STATEMENT OF OPERATIONS DATA:

Gross revenue                          $ 42,919   $ 37,122   $ 39,065   $ 34,070   $ 30,524

Net service revenue                      31,583     26,734     27,397     25,595     23,620

Net income                                  581        567        593         92        350

Common stock per share data:

Basic earnings per share                   1.29       1.25       1.30        .20        .78

Weighted average shares of
    common stock outstanding            452,000    455,000    455,000    451,000    446,000


BALANCE SHEET DATA:

Working capital                           3,508      3,926      2,781      1,935      2,314

Total assets                             13,926     13,310     12,680     12,521     11,858

Long-term debt (less current portion)       200          0          7         76        524

Common stockholders' equity               6,460      5,908      5,337      4,741      4,576


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                              Year Ended March 31,

                                  1999      1998      1997
                                ------    ------    ------

Gross revenue                      135.9%    138.9%    142.6%

Subcontract and other
 direct costs                       35.9      38.9      42.6
                                  ------    ------    ------

   Net service revenue             100.0     100.0     100.0

Cost of services                    37.8      39.2      39.5
                                  ------    ------    ------

   Gross profit                     62.2      60.8      60.5

Selling, general, and
 administrative expenses            59.3      57.4      56.9
                                  ------    ------    ------

   Operating income                  2.9       3.4       3.6

Other income (expense)                .2        .4        .2
                                  ------    ------    ------

   Income before income taxes        3.1       3.8       3.8

Income tax expense                   1.3       1.7       1.6
                                  ------    ------    ------

   Net income                        1.8%      2.1%      2.2%
                                  ======    ======    ======


Gross Revenue:

         Revenue for fiscal 1999 was $42.9 million as compared to $37.1 million for fiscal 1998. This 16% increase was due primarily to increased revenues in the transportation and institutional programs. Revenue for fiscal 1998 was $37.1 million as compared to $39.1 million for fiscal 1997.

This 5% decrease was due primarily to decreased sales in the institutional and aviation programs. In addition, the design phases for a few large projects in the institutional and aviation programs were completed and had entered the construction administration phase in fiscal 1998. This phase is less labor intensive resulting in comparatively lower revenues. Gross backlog decreased 10% in fiscal 1998 from fiscal 1997 and net backlog decreased 6% in fiscal 1998 from fiscal 1997.

         For each of the fiscal years ended March 31, 1999, 1998 and 1997, approximately 80% of the Company's revenues were generated from public sector clients. For each of the same periods, approximately 35% of the Company's revenues resulted from services provided to the Florida Department of Transportation.

Subcontract and Other Direct Costs:

         Subcontract and other direct costs (ODC's) increased 9% in fiscal 1999 from fiscal 1998. This is a direct result of increases in the institutional program's revenue. ODC's for fiscal 1998 decreased 11% from fiscal 1997. This decrease occurred primarily in the institutional and aviation programs as a result of the change in projects from design to construction administration stage as discussed above.

Net Service Revenue:

         Net service revenue was $31.6 million for fiscal 1999 as compared to $26.7 million for fiscal 1998. This 18% increase was the result of increases in gross revenues as discussed above. Net service revenue was $26.7 million for fiscal 1998 as compared to $27.4 million for fiscal 1997. This 2% decrease was a result of decreases in gross revenues as discussed above.

Cost of Services:

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, continued to improve to 37.8%, 39.2%, and 39.5%, respectively for fiscal years ended March 31, 1999, 1998, and 1997. This percentage reflects improving project efficiency. Gross profit, as a result, has also improved at 62.2%, 60.8% and 60.5% for fiscal years 1999, 1998 and 1997, respectively.

Selling, General and Administrative Expenses:

         Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses.

         SG&A expenses increased 22% to $18.7 million in fiscal 1999 from $15.3 million in fiscal 1998. This increase was due primarily to a net 20% increase in personnel, resulting in increases in indirect labor and related benefits. The

Orlando and Ft. Myers, Florida offices moved into larger office space, and new offices were established in Flint, Michigan, Houston, Texas, and Naperville, Illinois. As a result, there were increases in rent, telephone, leased computer, software license, consultant and travel expenses. The Company also acquired an eleven person architectural firm in Miami, Florida which also resulted in increases in payroll and related benefits, travel, and amortization of goodwill. There were also increases in professional fees related to project litigation. SG&A expenses decreased to $15.3 million in fiscal 1998 from $15.6 million in fiscal 1997. This 2% decrease was due primarily to a decrease in indirect labor and related benefits, and a decrease in temporary staffing.

Net Income:

         Net income was  $581,000  in 1999,  $567,000 in 1998,  and  $593,000 in
1997. The increase in fiscal 1999 was a result of increased gross revenues offset by increases in costs of services and general and administrative expenses. The decrease in 1998 from 1997 was due primarily to the decrease in net service revenue (gross revenue less subcontract costs) as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital measurements are set forth below:

                                          March 31
                                      ---------------
                                   1999     1998     1997
                                 ------   ------   ------

Working capital (in thousands)   $3,508   $3,926   $2,781

Current ratio                    1.53:1   1.59:1   1.42:1

Ratio of liabilities to equity   1.16:1   1.25:1   1.38:1

         Cash flows from operations were negative for the fiscal year ended March 31, 1999 due primarily to an increase in accounts receivable and unbilled service revenue balances. These increases were in conjunction with the growth in revenue. For fiscal years ended March 31, 1998 and 1997 cash flows from operations were positive. The Company has made a significant investment of working capital in information technology over the last several years. Payments on notes payable and long-term debt totaled $55,000 in fiscal 1999.

         The Company has in place a line of credit with a bank which provides for additional borrowing up to $2,000,000 at March 31, 1999, with interest at the lower of the bank's prime rate plus .1% or LIBOR plus 2.8%. There were no borrowings outstanding under the line of credit at March 31, 1999. In addition, the Company has also secured a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. The interest rate on this facility is the lower of the bank's prime rate or LIBOR plus 2.55%. These borrowing agreements, which expire September 30, 1999, contain covenants related to working capital and debt to net worth. The Company is in compliance with all provisions of these lines of credit.

         The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2000. This statement is based on information that is currently available.

BUSINESS ACQUIRED
-----------------

         On May 7, 1998, the Company acquired all of the outstanding shares of Lemuel Ramos and Associates, Inc., an eleven person architectural firm located in Miami, Florida. The Company paid cash of $387,000 and signed a $300,000 note payable to obtain the company. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets was $708,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The fair value of assets acquired and liabilities assumed are as follows:

         Fair value of assets acquired      $  71,000
         Goodwill                             708,000
                                              -------
           Total purchase price               779,000
         Less:
           Cash paid                          387,000
           Note payable to seller             300,000
                                              -------
         Liabilities assumed                $  92,000
                                            =========


Pro forma income statements are not included due to the insignificance of the acquisition.

YEAR 2000
---------

State of Readiness:
         The Company is in process of preparing its computer systems and applications for the Year 2000. This process involves developing and acting on a plan for the Year 2000 issue. It includes identifying and communicating with external service providers to ascertain what steps they are taking to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's information technology systems were purchased from vendors who have represented that these systems will not be affected by the change of century beginning January 1, 2000. The Company maintains contact with third party vendors to monitor their progress with Year 2000 issues. Management expects to have substantially all of its currently identified system and application changes completed in the second quarter of fiscal 2000 (September 30, 1999).

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

         The Company has identified three material operating systems that may be affected by the Year 2000 issue. They are the general ledger accounting system (including billings), the third party payroll service, and telecommunications systems. Upgrades related to the general ledger accounting software and hardware have been completed. The Company is currently in its fiscal year 2000 and the general ledger system, including billings, is functioning properly. The third party payroll service states that its systems are not expected to experience Year 2000 related problems and has disclosed this in its recent 10K and subsequent 10Q filings. Upgrades for hardware and software related to the payroll service have been made and are currently being tested. Actual use of the upgraded payroll system is expected by the second quarter of fiscal 2000. Upgrades to the Company's main and branch offices telecommunications systems are in process and are also expected to be completed by the second quarter of fiscal 2000. Finally, the Company has been given assurances by its third party telecommunication hardware and service providers that there will be no interruption in telecommunications resulting from the Year 2000 issue.

         The Company's primary non-information technology systems are those related to the buildings in which the Company leases space. These include, but are not limited to, heating and air conditioning systems, elevators, and security access systems. The owners of the properties have represented to the Company that the systems should be able to respond correctly to the Year 2000 issue in the second quarter of fiscal 2000. Any risk associated with the failure of these systems, is not expected to be material to the Company's business.

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

Risks:
         The risks associated with a failure of systems to respond correctly to the Year 2000 are delays in production of architectural/engineering documents due to hardware, software, telecommunication or other problems between offices and clients (wide area network file sharing and transmission). In addition, to the extent that the Company's material vendors, subconsultants, customers, and financial institutions, experience material adverse effects from Year 2000 issues, the Company's own operations may be affected. Various factors, many of which are beyond the Company's control, could cause actual plans and results to differ materially from those contemplated by management. Based on management's current assessment and estimates, the Company does not believe that the Year 2000 issue will have a material impact on its business, financial condition or operating results. However, there can be no assurance that the failure of any such system will not have a material adverse effect on or result in material litigation brought against the Company.

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


Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risks is immaterial. The Company holds no market-risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk, and the Company does not currently plan to employ them in the near future. To the extent that the Company has borrowings outstanding under either of the credit facilities, there may be market risk relating to the amounts of borrowings due to the fact that interest rates under the credit facilities are variable. The Company's exposure is immaterial due to the short-term nature of these borrowings.


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements of the registrant are set forth beginning on page 17 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10 through 13.

         The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated June 21, 1999 and is incorporated herein by reference.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K
                                                                                                 PAGE
                                                                                                 ----

(a)(1)   Financial Statements

         Independent Auditors' Report                                                            17

         Consolidated Statements of Income, years ended
                  March 31, 1999, 1998 and 1997                                                  18

         Consolidated Balance Sheets as of March 31,
                  1999 and 1998                                                                  19

         Consolidated Statements of Shareholders'
                  Equity, years ended March 31, 1999, 1998
                  and 1997                                                                       20

         Consolidated Statements of Cash Flows, years
                  ended March 31, 1999, 1998 and 1997                                            21

         Notes to Consolidated Financial Statements                                              22


(a)(2)   Financial Statement Schedule

         Independent Auditors' Report                                                            31

         Schedule II - Valuation and Qualifying Accounts                                         32

(a)(3)   Exhibits

3.1*     Articles of Incorporation of the Company, as amended

3.2*     By-Laws of the Company

10.1**  Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Employee Stock Bonus
        Plan

10.2**  Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Nonqualified Stock Option
        Plan





10.3**  Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Incentive Stock Option
        Plan

21      List of Subsidiaries                                                                     33

23      Consent of Deloitte & Touche LLP                                                         34

27      Financial  Data  Schedule  -  This  schedule  reports  certain financial  data  in  electronic  format  for  Electronic  Data
        Gathering and Retrieval (EDGAR) purposes only. This exhibit is
        not  included  in  copies  of  this  report   distributed   to
        shareholders and others.

*       Filed in connection with and incorporated by reference to Registration
        Statement on Form 10 (filed January 15, 1991).
** Filed in connection with and incorporated by reference to the Company's September 30, 1997 Quarterly Report on Form 10-Q (filed
        November 12, 1997).

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Reynolds, Smith and Hills, Inc.

Dated:  June 21, 1999                       By /s/David K. Robertson
        -------------                       ------------------------
                                            David K. Robertson
                                            Executive Vice President, Secretary,
                                            Treasurer, Chief Financial Officer,
                                            Chief Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                            Capacity                                 Date
          ---------                            --------                                 ----

/s/Leerie T. Jenkins, Jr.           Chairman of the Board                            June 21, 1999
-------------------------           and Chief Executive Officer
Leerie T. Jenkins, Jr.              (Principal Executive Officer)

/s/David K. Robertson               Executive Vice President,                        June 21, 1999
---------------------               Secretary, Treasurer, Chief Financial
David K. Robertson                  Officer, Chief Operating Officer, and
                                    Director (Principal Financial
                                    and Accounting Officer)

/s/Darold F. Cole                   Director                                         June 21, 1999
-----------------
Darold F. Cole

/s/J. Ronald Ratliff                Director                                         June 21, 1999
-------------------
J. Ronald Ratliff

____________________                Director
David E. Thomas, Jr.

/s/Alexander P. Zechella            Director                                         June 21, 1999
------------------------
Alexander P. Zechella

_____________________               Director
R. Ray Goode

_____________________               Director
James W. Apthorp


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida


We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principals.

/s/ Deloitte and Touche LLP

Jacksonville, Florida
May 21, 1999

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                             1999           1998            1997
                                             ----           ----            ----
GROSS REVENUE                             $42,919,000    $37,122,000    $39,065,000

SUBCONTRACT AND OTHER DIRECT COSTS         11,336,000     10,388,000     11,668,000
                                           ----------     ----------     ----------
   Net service revenue                     31,583,000     26,734,000     27,397,000

COST OF SERVICES                           11,930,000     10,482,000     10,817,000
                                           ----------     ----------     ----------
Gross profit                               19,653,000     16,252,000     16,580,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  18,716,000     15,337,000     15,581,000
                                           ----------     ----------     ----------

Operating income                              937,000        915,000        999,000

OTHER INCOME (EXPENSE):
  Interest and other income                    81,000        109,000         90,000
  Interest expense                            (22,000)        (4,000)       (31,000)
                                           ----------     ----------     ----------
     Income before income taxes               996,000      1,020,000      1,058,000

INCOME TAX EXPENSE                            415,000        453,000        465,000
                                           ----------     ----------     ----------

NET INCOME                                $   581,000    $   567,000    $   593,000
                                           ==========     ==========     ==========

BASIC EARNINGS PER SHARE                  $      1.29    $      1.25    $      1.30
                                           ==========     ==========     ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          452,000        455,000        455,000
                                           ==========     ==========     ==========


See accompnaying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31
--------------------------------------------------------------------------------

ASSETS                                                           1999           1998
------                                                           ----           ----
CURRENT ASSETS:
Cash                                                          $    68,000 $  2,364,000
Accounts receivable, net of allowance for
   doubtful accounts of $181,000 and $162,000                   5,392,000    4,113,000
Unbilled service revenue                                        4,281,000    3,680,000
Prepaid expenses and other current assets                         195,000      225,000
Deferred income taxes                                             206,000      219,000
                                                               ----------   ----------

   Total current assets                                        10,142,000   10,601,000

PROPERTY AND EQUIPMENT, net                                     2,294,000    1,798,000

OTHER ASSETS                                                       41,000       47,000

IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
amortization of $966,000 and $909,000                              71,000      128,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES,
net of accumulated amortization of $243,000 and $177,000        1,378,000      736,000
                                                               ----------   ----------

                                                              $13,926,000  $13,310,000
                                                               ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable and current portion of
     long-term debt                                           $   100,000  $     7,000
Accounts payable                                                2,393,000    1,933,000
Accrued expenses                                                2,503,000    2,681,000
Unearned service revenue                                        1,639,000    2,054,000
                                                               ----------   ----------

     Total current liabilities                                  6,635,000    6,675,000

LONG-TERM DEBT                                                    200,000            0

DEFERRED INCOME TAXES                                             170,000      206,000

OTHER LIABILITIES                                                 461,000      521,000
                                                               ----------   ----------

     Total liabilities                                          7,466,000    7,402,000
                                                               ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 4,000,000 shares
  authorized, 444,000 and 455,000 issued and outstanding            4,000        5,000
Paid-in capital                                                 3,520,000    3,541,000
Retained earnings                                               2,936,000    2,362,000
                                                               ----------   ----------

Total shareholder's equity                                      6,460,000    5,908,000
                                                               ----------   ----------

                                                              $13,926,000 $ 13,310,000
                                                               ==========   ==========

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                      Common Stock
                                      ------------
                                                         Paid-in     Retained
                                  Shares       Amount    Capital     Earnings    Total
                                  ------       ------    -------     --------    -----

BALANCE, MARCH 31, 1996           455,000      $5,000   $3,534,000  $1,202,000 $4,741,000

Issuance of common stock,
   net of issuance costs             --            --        3,000       --        3,000

Net income                                                            593,000    593,000
                                   -------       -----    --------- ---------  ---------

BALANCE, MARCH 31, 1997           455,000       5,000    3,537,000  1,795,000  5,337,000

Issuance of common stock,
   net of issuance costs             --          --          4,000      --         4,000

Net income                                                            567,000    567,000
                                  -------       -----    ---------  ---------  ---------

BALANCE, MARCH 31, 1998           455,000       5,000    3,541,000  2,362,000  5,908,000

Issuance of common stock,
   net of issuance costs            5,000        --         63,000      --        63,000

Repurchase of common stock        (16,000)     (1,000)     (84,000)    (7,000)   (92,000)

Net income                                                            581,000    581,000
                                  -------       -----    ---------  ---------  ---------

BALANCE, MARCH 31, 1999           444,000      $4,000   $3,520,000 $2,936,000 $6,460,000
                                  =======       =====    =========  =========  =========


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------

                                                        1999          1998           1997
                                                        ----          ----           ----
OPERATING ACTIVITIES:

Net income                                          $  581,000    $  567,000    $  593,000
Adjustments to reconcile net income to net
cash (used) provided by operating activities:
  Depreciation and amortization                        817,000       760,000       747,000
  Deferred income taxes                                (23,000)     (128,000)     (131,000)
  (Gain) loss on disposal of fixed assets               11,000        (2,000)       11,000
  Deferred rent charges                                (63,000)      155,000       (97,000)
Change  in operating assets and liabilities:
  Accounts receivable and unbilled service revenue  (1,832,000)     (156,000)      853,000
  Other assets and prepaid expenses                     37,000        (9,000)        6,000
  Accounts payable and accrued expenses                303,000       (67,000)      605,000
  Unearned service revenue                            (415,000)      116,000      (115,000)
                                                    ----------      --------      --------
Net cash (used) provided by operating activities      (584,000)    1,236,000     2,472,000
                                                    ----------      --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                              (1,185,000)     (269,000)     (422,000)
  Purchase of subsidiary                              (387,000)            0             0
  Proceeds from sale of fixed assets                     6,000         4,000         8,000
                                                    ----------      --------      --------
     Net cash used by investing activities          (1,566,000)     (265,000)     (414,000)
                                                    ----------      --------      --------

FINANCING ACTIVITIES:
  Repayments of long-term debt                         (55,000)      (69,000)     (448,000)
  Net decrease in credit line payable to bank                0             0      (415,000)
  Repurchase of common stock                           (92,000)            0             0
  Net proceeds from issuance of common stock             1,000         3,000         1,000
                                                    ----------    ----------    ----------
     net cas used by financing activities             (146,000)      (66,000)     (862,000)
                                                    ----------    ----------    ----------
NET (DECREASE) INCREASE IN CASH                     (2,296,000)      905,000     1,196,000
CASH AT BEGINNING OF PERIOD                          2,364,000     1,459,000       263,000
                                                    ----------    ----------    ----------
CASH AT END OF PERIOD                               $   68,000    $2,364,000    $1,459,000
                                                    ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID:
  Interest paid                                     $   20,000    $    4,000    $   36,000
  Income taxes paid                                 $  383,000    $  471,000    $  444,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note payable - owner financing                    $  300,000          --            --
  Stock bonuses issued                              $   62,000          --            --

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

         Revenue Recognition - Revenue from contract services is recognized on the percentage-of- completion method. Revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that incurred costs bear to estimated total costs. In the event of an anticipated loss, the entire amount of the loss is charged to current operations.

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

         Cost in Excess of Net Assets of Acquired Businesses-Cost in excess of net assets of acquired businesses is being amortized on the straight-line method over periods varying from fifteen to forty years. The carrying value of cost in excess of net assets of acquired business is periodically reviewed by management and impairment, if any, is recognized when the projected undiscounted cash flows are less than the carrying value.

         Income Taxes - The Company and its subsidiaries file consolidated Federal income tax returns. Deferred income taxes result from temporary differences which arise from certain transactions being reported in different periods for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         Basic Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Options outstanding to purchase common stock had no significant dilutive effect.

         Cash Equivalents - The Company considers cash on hand and cash held in banks subject to immediate withdrawal to represent cash.

         New Accounting Standards - For the fiscal year ended March 31, 1999 the Company adopted SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information", and SFAS No. 132 "Employer's Disclosures about Pensions and Other Post-Retirement Benefits". The impact of these statements is not material on the financial statements.


2.       ACQUIRED BUSINESS

         On May 7, 1998, the Company acquired all of the outstanding shares of Lemuel Ramos and Associates, Inc., an eleven person architectural firm located in Miami, Florida. The Company paid cash of $387,000 and signed a $300,000 note payable to obtain the company. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets was $708,000 and has been recorded as

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         goodwill, which is being amortized on a straight-line basis over 15 years. The fair value of assets acquired and liabilities assumed are as follows:

         Fair value of assets acquired      $  71,000
         Goodwill                             708,000
                                              -------
           Total purchase price               779,000
         Less:
           Cash paid                          387,000
           Note payable to seller             300,000
                                              -------

         Liabilities assumed                 $ 92,000
                                             ========


Pro forma income statements are not included due to the insignificance of the acquisition.


3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31:

                                                                          1999             1998
                                                                          ----             ----

         Leasehold improvements                                    $   245,000         $    168,000
         Equipment                                                   6,194,000            5,519,000
                                                                   ------------        ------------
                                                                     6,439,000            5,687,000
         Accumulated depreciation                                   (4,145,000)          (3,889,000)
                                                                   ------------         -----------
                                                                   $ 2,294,000         $  1,798,000
                                                                   ===========          ===========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31:

                                                                      1999               1998
                                                                      ----               ----

         Accrued payroll                                      $    792,000       $    646,000
         Accrued vacation pay                                      360,000            265,000
         Accrued incentive compensation                            398,000            548,000
         Other                                                     953,000          1,222,000
                                                              ------------        -----------
                                                              $  2,503,000       $  2,681,000
                                                              ============       ============

5.       DEBT

         Long-term debt consists of the following at March 31:

                                                                      1999           1998
                                                                      ----           ----
         Note payable; interest at 8%,
          maturing May 7, 2001,                                  $300,000         $ -----
          $100,000 due annually
         Capital lease obligations                                  -----           7,000
                                                                 --------         ---------
                                                                  300,000           7,000
         Less current portion                                    (100,000)         (7,000)
                                                                 ----------     -----------
         Total long-term debt                                    $200,000         $  ----
                                                                  =========      =========


         At March 31, 1999, the Company had $2,000,000 of additional borrowing available under a credit line, with interest at the lower of the bank's prime rate plus .1% or LIBOR plus 2.8%. In addition, the Company has secured a committed credit facility of $2,000,000 which is reserved for the potential acquisition or merger of other architectural/engineering firms. The interest rate on this facility is the lower of the bank's prime rate or LIBOR plus 2.55%. These borrowing agreements, which expire September 30, 1999, require the Company to be in compliance with financial covenants relating to working capital and debt to net worth. Substantially all of the Company's tangible assets are pledged as security.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consist of the following:

               1999         1998         1997
            ---------    ---------    ---------
Current:
 Federal    $ 354,000    $ 454,000    $ 495,000
 State         84,000       93,000      101,000
Deferred:
 Federal      (19,000)     (78,000)    (109,000)
 State         (4,000)     (16,000)     (22,000)
            ---------    ---------    ---------
            $ 415,000    $ 453,000    $ 465,000
            =========    =========    =========


         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:

                                       1999         1998        1997
                                    ---------    ---------   ---------
Amount computed using
  the statutory rate                $ 339,000    $ 347,000   $ 360,000
Increase in taxes resulting from:
State income taxes                     53,000       44,000      51,000
Goodwill amortization                   9,000        9,000       9,000
Meals and entertainment                53,000       40,000      37,000
Other                                 (39,000)      13,000       8,000
                                    ---------    ---------   ---------
                                    $ 415,000    $ 453,000   $ 465,000
                                    =========    =========   =========


         The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31:
                            1999         1998
                         ---------    ---------

Deferred tax asset       $ 545,000    $ 633,000
Deferred tax liability    (509,000)    (620,000)
                         ---------    ---------
Total deferred taxes     $  36,000    $  13,000
                         =========    =========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:

                                            1999         1998
                                          ---------    ---------
Assets:
  Allowance for doubtful accounts        $  69,000    $  62,000
  Allowance for warranty claims             92,000      131,000
  Excess rental expense over payments       95,000      119,000
  Accruals not currently deductible        289,000      321,000
                                          ---------    ---------
                                         $ 545,000    $ 633,000
                                          =========    =========
Liability:
  Excess of tax over book depreciation   $(288,000)   $(324,000)
  Accrued Liabilities                     ( 71,000)    ( 85,000)
  Capitalized expenses                    (150,000)    (211,000)
                                          ---------    ---------
                                         $(509,000)   $(620,000)
                                          =========    =========


7.       LEASES

         The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2005. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs applicable to these premises. Rent expense for the years ended March 31, 1999, 1998 and 1997 amounted to $2,402,000, $2,157,000 and $2,109,000, respectively.

         Future minimum payments under noncancellable operating leases are as follows:

                                              Operating
                                               Leases
                                               ------

                           2000              $ 2,039,000
                           2001                1,813,000
                           2002                1,448,000
                           2003                1,114,000
                           2004                   78,000
                           Thereafter              3,000
                                             -----------
         Total minimum payments             $  6,495,000
                                             -----------

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       CONTINGENCIES

         The Company is subject to lawsuits involving claims typical of those filed against engineering and architectural professions. In management's opinion the potential losses not covered by insurance would not be material to the Company's financial position.

         For  each  of  the  years  ended  March  31,   1999,   1998  and  1997,
         approximately 80% of the Company's business is with departments or agencies of Federal, state and local governments. For the same periods approximately 35% of the Company's gross revenues resulted from services provided to the Florida Department of Transportation. These contracts may be subject to renegotiation or termination at the election of the government. The Company is subject to examinations by representatives of certain governmental agencies for which it provides services. In management's opinion the results of any examination would not have a significant effect on the Company's financial position.


9.       EMPLOYEE BENEFIT PLAN

         The  Company  sponsors  a Profit  Sharing  Plan which  qualifies  under
         Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 25% of each participant's contribution, up to the 6% level of the participant's contribution. For the years ended March 31, 1999, 1998 and 1997 the Company contributed $161,000, $163,000 and $167,000, respectively. Participants in the plan have the option to purchase shares of the Company's common stock. At March 31, 1999, 96,000 shares of Company stock have been issued and 294,000 shares are reserved for future issuance under the plan.


10.      STOCK BONUS AND OPTION PLAN

         The Company has a stock bonus plan that provides for the awarding of the Company's common stock to selected employees. At March 31, 1999, 34,000 shares are reserved for future issuance under the plan.

         The Company has considered SFAS No. 123 and has determined that its application is not material to the financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company has stock option plans that provide to selected employees the granting of incentive and non-qualified options to purchase the Company's common stock. A summary of option transactions is shown below.

                               1999                 1998
                       --------------------   -----------------
                                   Weighted              Weighted
                                    Average              Average
                                   Exercise              Exercise
                         Options     Price    Options     Price
                         -------     -----    -------     -----
Outstanding at
  beginning of year       36,400    $    12    28,300    $    11
Options granted            3,000         14    22,400         13
Options exercised           (100)        10      (200)        11
Options forfeited        (10,300)        11   (14,100)        12
                         -------              -------
Outstanding at
  end of year             29,000    $    12    36,400    $    12
                         =======              =======
Options exercisable at
  year end                11,200               11,600

The following table summarizes information about stock options outstanding at March 31, 1999:

                                            Options Outstanding                     Options Exercisable
                                            -------------------                     -------------------

                                             Weighted
                                              Average         Weighted                           Weighted
   Range of                   Number         Remaining        Average             Number         Average
   Exercise                Outstanding      Contractual       Exercise          Exercisable      Exercise
      Prices                at 3/31/99       Life (years)        Price           at 3/31/99         Price
      ------                ----------       ------------        -----           ----------         -----

$10.25-$10.99                  2,500               .5           $10.55             2,500           $10.55
$11.00-$11.99                 11,400              5.9            11.39             4,900            11.25
$12.00-$12.99                  5,100              7.3            12.59             1,500            12.44
$14.00-$14.99                 10,000              3.7            14.00             2,300            14.00
                              ------                                             -------
                              29,000              4.9            12.43            11,200            11.82
                              ======                                              ======


REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Remaining non-exercisable stock options as of March 31, 1999 become available as follows:

                                    2000               6,000
                                    2001               5,900
                                    2002               3,400
                                    2003               2,500
                                                     -------
                                                      17,800
                                                      ======

         At March 31, 1999, 121,000 stock options are reserved for future issuance under the plans.


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

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, FL

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 21, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte and Touche LLP

Jacksonville, FL
May 21, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        REYNOLDS, SMITH AND HILLS, INC.

      --------                 --------      --------  --------       --------
      COLUMN A                 COLUMN B      COLUMN C  COLUMN D       COLUMN E
      --------                 --------      --------  --------       --------

                                             ADDITIONS: DEDUCTIONS:

                              BALANCE AT     CHARGED TO              BALANCE AT
                              BEGINNING      COSTS AND                   END
     DESCRIPTION              OF PERIOD      EXPENSES  WRITE-OFFS     OF PERIOD
     -----------              ---------      --------  ----------     ---------

Year ended march 31, 1999:
  Allowance for
    doubtful accounts         $162,000       $29,000   ($10,000)      $181,000

Year ended march 31, 1998:
  Allowance for
    doubtful accounts         $127,000       $70,000   ($35,000)      $162,000

Year ended March 31, 1997:
  Allowance for
    doubtful accounts         $148,000       $68,000   ($89,000)      $127,000