Form 10-Q
period 1999-06-30
REYNOLDS SMITH & HILLS INC
filed 1999-08-04
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at June 30, 1999 was 448,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30


                                                   1999                1998
                                              -------------        -------------

Gross Revenue                                  $ 11,251,000        $ 10,238,000

Subcontract and Other
     Direct Costs                                 2,612,000           2,898,000
                                               ------------        ------------
NET SERVICE REVENUE                               8,639,000           7,340,000

Cost of Services                                  3,392,000           2,856,000
                                               ------------        ------------
GROSS PROFIT                                      5,247,000           4,484,000

Selling, General and
     Administrative Expenses                      5,047,000           4,373,000
                                               ------------        ------------
OPERATING INCOME                                    200,000             111,000

OTHER INCOME (EXPENSE):
Interest and other income                            12,000              39,000
Interest expense                                     (8,000)             (4,000)
                                               ------------        ------------
INCOME BEFORE INCOME TAXES                          204,000             146,000

INCOME TAX EXPENSE                                   90,000              66,000
                                               ------------        ------------
NET INCOME                                     $    114,000        $     80,000
                                               ============        ============
BASIC EARNINGS PER SHARE                       $        .25        $        .17
                                               ============        ============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                             448,000             460,000
                                               ============        ============

See accompanying notes to consolidated financial statements.



REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                 June 30,     March 31,
                                                                   1999          1999
                                                               -----------   -----------
ASSETS
------
CURRENT ASSETS:
  Cash                                                         $   740,000   $    68,000
  Accounts receivable, net of allowance
     for doubtful accounts of $165,000
     and $181,000                                                5,975,000     5,392,000
  Unbilled service revenue                                       4,647,000     4,281,000
  Prepaid expenses and other current assets                        121,000       195,000
  Deferred income taxes                                            206,000       206,000
                                                               -----------   -----------
     Total current assets                                       11,689,000    10,142,000

Property and equipment, net                                      2,415,000     2,294,000
Other assets                                                        67,000        41,000
Identifiable intangible assets, net of
     accumulated amortization of
     $981,000 and $966,000                                          57,000        71,000
Cost in excess of net assets of acquired
     business, net of accumulated
     amortization of $260,000
     and $243,000                                                1,360,000     1,378,000
                                                               -----------   -----------
TOTAL ASSETS                                                   $15,588,000   $13,926,000
                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable and current portion of
     long-term debt                                            $ 1,392,000   $   100,000
  Accounts payable                                               2,618,000     2,393,000
  Accrued payroll                                                  418,000       792,000
  Accrued vacation pay                                             400,000       360,000
  Accrued incentive compensation                                   518,000       398,000
  Accrued expenses                                                 712,000       953,000
  Unearned service revenue                                       2,177,000     1,639,000
                                                               -----------   -----------
     Total current liabilities                                   8,235,000     6,635,000
Long-term debt                                                     100,000       200,000
Deferred Income Taxes                                              170,000       170,000
Other Liabilities                                                  446,000       461,000
                                                               -----------   -----------
     Total liabilities                                           8,951,000     7,466,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
     shares authorized, 448,000 and 444,000
     issued and outstanding                                          4,000         4,000
  Paid-in capital                                                3,583,000     3,520,000
  Retained Earnings                                              3,050,000     2,936,000
                                                               -----------   -----------
     Total shareholders' equity                                  6,637,000     6,460,000
                                                               -----------   -----------
                                                               $15,588,000   $13,926,000
                                                               ===========   ===========
See accompanying notes to consolidated financial statements

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30


                                                      1999           1998
                                                   ----------     -----------
OPERATING ACTIVITIES:
Net income                                         $   114,000    $    80,000
Adjustments to reconcile net income to
     net cash used  by operating
     activities:
  Depreciation and amortization                        239,000        195,000
  Deferred rent charges                                (16,000)       (16,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
     service revenue                                  (949,000)    (1,368,000)
  Other assets and prepaid expenses                     48,000        145,000
  Accounts payable and accrued expenses               (167,000)       420,000
  Unearned service revenue                             538,000        509,000
                                                   -----------    -----------
Net cash used by operating activities                 (193,000)       (35,000)
                                                   -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (327,000)      (289,000)
  Purchase of subsidiary                                  --         (335,000)
                                                   -----------    -----------
Net cash used by investing activities                 (327,000)      (624,000)
                                                   -----------    -----------
FINANCING ACTIVITIES:
  Repayments of debt                                  (100,000)       (55,000)
  Net increase in credit line payable to bank        1,292,000           --
                                                   -----------    -----------
Net cash provided (used) by financing activities     1,192,000        (55,000)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                        672,000       (714,000)

CASH AT BEGINNING OF PERIOD                             68,000      2,364,000
                                                   -----------    -----------
CASH AT END OF PERIOD                              $   740,000    $ 1,650,000
                                                   ===========    ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 1999


BASIS OF PRESENTATION
---------------------

1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Gross revenue for the first quarter of fiscal 2000 was $11,251,000 as compared to gross revenue of $10,238,000 for the first quarter of fiscal 1999. This 10% increase occurred primarily in the transportation, aviation, and institutional programs. Sales in these programs have been strong in the last fiscal year. Net service revenues increased 18% to $8,639,000 in the first quarter of fiscal 2000 from $7,340,000 in the first quarter of fiscal 1999 as a result of the gross revenue increases mentioned above and a 10% decrease in subconsultant costs.

Cost of services represents direct labor costs associated with the generation of net service revenue. Cost of services for the first quarter of fiscal 2000 was $3,392,000, representing a 19% increase from the same period for fiscal 1999. This was due to the addition of personnel to handle the increased workload. Expressed as a percentage of net service revenue, cost of services remained consistent at 39% for the first quarters of both fiscal 2000 and 1999. As a result, gross profit also remained consistent at 61% of net service revenue.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first quarter of fiscal 2000 were $5,047,000 as compared to $4,373,000 for the first quarter of fiscal 1999. This 15% increase was due primarily to an increase in labor costs (both addition of personnel and salary increases, and related benefits). In addition, rent expense increased due to: 1) the relocation of the Orlando office in fiscal 1999 into larger space to accommodate growth and 2) new offices in Miami, FL, Michigan, Texas, and Illinois also in fiscal 1999. Increases in office supplies, recruiting and employee relocation, reprographic, and depreciation expenses also accounted for the change.

Income before income taxes was $204,000 for the first quarter of fiscal 2000 compared to $146,000 for the same period of fiscal 1999. Net income for the first quarter of fiscal 2000 was $114,000 compared to $80,000 for the first quarter of fiscal 1999. These 40% and 43% respective increases were due to the increase in net service revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 1999 the Company had cash of $740,000 with $1,292,000 of borrowings outstanding on its revolving line of credit which was used to help fund current operations. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. These borrowing arrangements, which are up for renewal annually, expire September 30, 1999. The Company believes, based on information currently available, that its existing financial resources, together with its cash flow from operations and its unused amounts on its line of credit, will provide sufficient capital to fund its operations for the foreseeable future. All debt covenants have been met.

YEAR 2000
---------

State of Readiness:
The Company has been in process of preparing its computer systems and applications for the Year 2000. This process involves developing and acting on a plan for the Year 2000 issue. It includes identifying and communicating with external service providers to ascertain what steps they are taking to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's information technology systems were purchased from vendors who have represented that these systems will not be affected by the change of century beginning January 1, 2000. The Company maintains contact with third party vendors to monitor their progress with Year 2000 issues. Management expects to have substantially all of its currently identified system and application changes completed in the second quarter of fiscal 2000 (September 30, 1999).

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

The Company has identified three material operating systems that may be affected by the Year 2000 issue. They are the general ledger accounting system (including billings), the third party payroll service, and telecommunications systems. Upgrades related to the general ledger accounting software and hardware have been completed. The Company is currently in its fiscal year 2000 and the general ledger system, including billings, is functioning properly. The third party payroll service states that its systems are not expected to experience Year 2000 related problems and has disclosed this in its recent 10K and subsequent 10Q filings. Upgrades for hardware and software related to the payroll service have been made. Upgrades to the Company's main and branch offices telecommunications systems are in process and are also expected to be completed by the second quarter of fiscal 2000. Finally, the Company has been given assurances by its third party telecommunication hardware and service providers that there will be no interruption in telecommunications resulting from the Year 2000 issue.

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

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule. This schedule reports certain financial data in electronic format for Electronic Data Gathering and Retrieval (EDGAR) purposes only. This exhibit is not included in copies distributed to shareholders and others.

          (b) There were no Form 8-K reports filed during the quarter for which this report is filed.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     August 4, 1999      REYNOLDS, SMITH AND HILLS, INC.


                     By   /s/ Leerie T. Jenkins, Jr.
                          --------------------------
                              Leerie T. Jenkins, Jr.
                              Chairman of the Board
                              and Chief Executive Officer
                              (Principal Executive
                              Officer)


                         By   /s/ David K. Robertson
                          --------------------------
                              David K. Robertson
                              Executive Vice President,
                              Secretary, Treasurer, Chief
                              Financial Officer, Chief Operating
                              Officer  and Director
                              (Principal Financial and
                              Accounting Officer)