Form 10-Q
period 1999-09-30
REYNOLDS SMITH & HILLS INC
filed 1999-11-08
CIK 860757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1999

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


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at September 30, 1999 was 448,000 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                         Six Months Ended               Three Months Ended
                                           September 30                    September 30
                                       1999            1998            1999            1998
                                   ------------    ------------    ------------    ------------

Gross Revenue                      $ 22,602,000    $ 20,281,000    $ 11,352,000    $ 10,043,000

Subcontract and Other
         Direct Costs                 4,967,000       5,472,000       2,355,000       2,574,000
                                   ------------    ------------    ------------    ------------
NET SERVICE REVENUE                  17,635,000      14,809,000       8,997,000       7,469,000

Cost of Services                      6,890,000       5,694,000       3,499,000       2,838,000
                                   ------------    ------------    ------------    ------------
GROSS PROFIT                         10,745,000       9,115,000       5,498,000       4,631,000

Selling, General and
         Administrative Expenses     10,313,000       8,931,000       5,266,000       4,558,000
                                   ------------    ------------    ------------    ------------
OPERATING INCOME                        432,000         184,000         232,000          73,000

OTHER INCOME (EXPENSE):
Interest and other income                24,000          63,000          12,000          24,000
Interest expense                        (29,000)        (10,000)        (21,000)         (6,000)
                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES              427,000         237,000         223,000          91,000

INCOME TAX EXPENSE                      185,000         121,000          94,000          55,000
                                   ------------    ------------    ------------    ------------
NET INCOME                         $    242,000    $    116,000    $    129,000    $     36,000
                                   ============    ============    ============    ============

BASIC EARNINGS PER SHARE           $        .54    $        .25    $        .29    $        .08
                                   ============    ============    ============    ============
AVERAGE COMMON SHARES
         OUTSTANDING                    448,000         460,000         448,000         460,000
                                   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                 September 30,   March 31,
                                                      1999          1999
ASSETS                                            -----------   -----------
------
CURRENT ASSETS:
  Cash                                            $   130,000   $    68,000
  Accounts receivable, net of allowance
         for doubtful accounts of $165,000
         and $181,000                               6,484,000     5,392,000
  Unbilled service revenue                          4,706,000     4,281,000
  Prepaid expenses and other current assets           136,000       195,000
  Deferred income taxes                               206,000       206,000
                                                  -----------   -----------
         Total current assets                      11,662,000    10,142,000

Property and equipment, net                         2,528,000     2,294,000
Other assets                                           65,000        41,000
Identifiable intangible assets, net of
         accumulated amortization of
         $995,000 and $966,000                         43,000        71,000
Cost in excess of net assets of acquired
         business, net of accumulated
         amortization of $278,000
         and $243,000                               1,342,000     1,378,000
                                                  -----------   -----------
TOTAL ASSETS                                      $15,640,000   $13,926,000
                                                  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
         long-term debt                           $   753,000   $   100,000
  Accounts payable                                  2,204,000     2,393,000
  Accrued payroll                                     874,000       792,000
  Accrued vacation pay                                357,000       360,000
  Accrued incentive compensation                      230,000       398,000
  Accrued expenses                                    975,000       953,000
  Unearned service revenue                          2,783,000     1,639,000
                                                  -----------   -----------
         Total current liabilities                  8,176,000     6,635,000
Long-term debt                                        100,000       200,000
Deferred Income Taxes                                 170,000       170,000
Other Liabilities                                     442,000       461,000
                                                  -----------   -----------
         Total liabilities                          8,888,000     7,466,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
         shares authorized, 448,000 and 444,000
         issued and outstanding                         4,000         4,000
  Paid-in capital                                   3,570,000     3,520,000
  Retained Earnings                                 3,178,000     2,936,000
                                                  -----------   -----------
         Total shareholders' equity                 6,752,000     6,460,000
                                                  -----------   -----------
                                                  $15,640,000   $13,926,000
                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED September 30


                                                       1999          1998
                                                   -----------    -----------
OPERATING ACTIVITIES:
Net income                                         $   242,000    $   116,000
Adjustments to reconcile net income to
         net cash provided  by operating
         activities:
  Depreciation and amortization                        455,000        389,000
  Loss on disposal of fixed assets                       8,000          3,000
  Deferred rent charges                                (31,000)       (31,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
         service revenue                            (1,517,000)      (699,000)
  Other assets and prepaid expenses                     35,000        126,000
  Accounts payable and accrued expenses               (194,000)       223,000
  Unearned service revenue                           1,144,000        306,000
                                                   -----------    -----------
Net cash provided by operating activities              142,000        433,000
                                                   -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (636,000)      (756,000)
  Purchase of subsidiary                                  --         (387,000)
  Proceeds from sale of fixed assets                     3,000          4,000
                                                   -----------    -----------
Net cash used by investing activities                 (633,000)    (1,139,000)
                                                   -----------    -----------
FINANCING ACTIVITIES:
  Repayments of debt                                  (100,000)       (55,000)
  Net increase in credit line payable to bank          653,000           --
  Net proceeds from issuance of common stock              --            1,000
                                                   -----------    -----------
Net cash provided (used) by financing activities       553,000        (54,000)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                         62,000       (760,000)

CASH AT BEGINNING OF PERIOD                             68,000      2,364,000
                                                   -----------    -----------
CASH AT END OF PERIOD                              $   130,000    $ 1,604,000
                                                   ===========    ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999


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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross revenue for the first six months of fiscal 2000 was $22,602,000 as compared to gross revenue of $20,281,000 for the first six months of fiscal 1999. This 11% increase occurred primarily in the transportation, aviation, and institutional programs. Sales in these programs have been strong in both the current and last fiscal year. Net service revenues increased 19% to $17,635,000 in the first six months of fiscal 2000 from $14,809,000 in the first six months of fiscal 1999 as a result of the gross revenue increases mentioned above and a 9% decrease in subconsultant costs. Gross revenue for the second quarter of fiscal 2000 was $11,352,000 as compared to gross revenue of $10,043,000 for the second quarter of fiscal 1999. This 13% increase occurred primarily in the transportation, aviation, and aerospace/defense programs. Net service revenues increased 20% to $8,997,000 in the second quarter of fiscal 2000 from $7,469,000 in the second quarter of fiscal 1999 as a result of the gross revenue increases mentioned above and a 9% decrease in subconsultant costs.

Cost of services represents direct labor costs associated with the generation of net service revenue. Cost of services for the first six months of fiscal 2000 was $6,890,000, representing a 21% increase from the same period for fiscal 1999. This increase was due to the addition of personnel to handle the increased workload. Expressed as a percentage of net service revenue, cost of services remained consistent at approximately 39% for the first six months of both fiscal 2000 and 1999. As a result, gross profit also remained consistent at 61% of net service revenue. Cost of services for the second quarter of fiscal 2000 was $3,499,000, representing a 23% increase from the same period for fiscal 1999. This increase was due to the addition of personnel to handle the increased workload.

Expressed as a percentage of net service revenue, cost of services remained consistent at 39% and 38%, respectively, for the second quarters of both fiscal 2000 and 1999. As a result, gross profit remained consistent at 61% and 62%, respectively, of net service revenue.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first six months of fiscal 2000 were $10,313,000 as compared to $8,931,000 for the first six months of fiscal 1999. This 15% increase was due primarily to an increase in labor costs (both addition of personnel and salary increases, and related benefits). In addition, rent expense increased due to: 1) the relocation of the Orlando office in fiscal 1999 into larger space to accommodate growth and 2) new offices in Miami, Michigan, Texas, and Illinois also in fiscal 1999. Increases in recruiting and employee relocation, depreciation, office supplies, communication, professional fees related to project litigation, and incentive compensation expenses also accounted for the change.

SG&A expenses for the second quarter of fiscal 2000 were $5,266,000 as compared to $4,558,000 for the second quarter of fiscal 1999. This 16% increase was due primarily to an increase in labor costs (both addition of personnel and salary increases, and related benefits). In addition, rent expense increased due to new offices in Miami, Michigan, Texas, and Illinois. Increases in recruiting and employee relocation, communication, professional fees related to project litigation, and incentive compensation expenses also accounted for the change between quarters.

Income before income taxes was $427,000 for the first six months of fiscal 2000 compared to $237,000 for the same period of fiscal 1999. Net income for the first six months of fiscal 2000 was $242,000 compared to $116,000 for the first six months of fiscal 1999. These 80% and 109% respective increases were due to the increase in net service revenue as discussed above. Income before income taxes was $223,000 for the second quarter of fiscal 2000 compared to $91,000 for the same period of fiscal 1999. Net income for the second quarter of fiscal 2000 was $129,000 compared to $36,000 for the second quarter of fiscal 1999. These 145% and 258% respective increases were due to the increase in net service revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 the Company had cash of $130,000 with $1,347,000 of borrowings available under its revolving line of credit. Borrowings on the line of credit were used to help fund Company growth. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. The Company believes, based on information currently available, that its existing financial resources, together with its cash flow from operations and its unused amounts under its line of credit, will provide sufficient capital to fund its operations for the foreseeable future. A variety of factors could cause actual results to differ materially from expected results. All debt covenants have been met.

YEAR 2000

The following Year 2000 disclosure contains forward-looking statements which express anticipated results based on information currently available. However, a variety of factors, including those referred to under "Risks" below, could cause actual results to differ materially from expected results.

State of Readiness:
The Company has been in the process of preparing its computer systems and applications for the Year 2000. This process involves developing and acting on a plan for the Year 2000 issue. It includes identifying and communicating with external service providers to ascertain what steps they are taking to remedy their Year 2000 issues, as well as modifying or replacing certain hardware and software maintained by the Company. Most of the Company's information technology systems were purchased from vendors who have represented that these systems will not be affected by the change of century beginning January 1, 2000. The Company maintains contact with third party vendors to monitor their progress with Year 2000 issues. Management expects to have substantially all of its currently identified system and application changes completed by November 15, 1999.

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

The Company has identified three material operating systems that may be affected by the Year 2000 issue. They are the general ledger accounting system (including billings), the third party payroll service, and telecommunications systems. Upgrades related to the general ledger accounting software and hardware have been completed. The Company is currently in its fiscal year 2000 and the general ledger system, including billings, is functioning properly. The third party payroll service states that its systems are not expected to experience Year 2000 related problems and has disclosed this in its recent 10K and subsequent 10Q filings. Upgrades for hardware and software related to the payroll service have been made. Upgrades to the Company's main and branch offices telecommunications systems are in process and are also expected to be completed by November 15, 1999. Finally, the Company has been given assurances by its third party telecommunication hardware and service providers that there will be no interruption in telecommunications resulting from the Year 2000 issue.

The Company's primary non-information technology systems are those related to the buildings in which the Company leases space. These include, but are not limited to, heating and air conditioning systems, elevators, and security access systems. The owners of the properties have represented to the Company that the systems should now be able to respond correctly to the Year 2000 issue. Any risk associated with the failure of these systems is not expected to be material to the Company's business.

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

                           PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on July 30, 1999. The matters voted on at the Annual Meeting (as described in the Company's definitive proxy material dated June 21, 1999 previously filed with the Commission) were as follows:

                  (1) Proposal to elect eight directors to serve until next year's Annual Meeting of Shareholders.


                                                      Votes             Votes             Votes
                  Nominees                              For            Against          Withheld
                  --------                              ---            -------          --------

                  Leerie T. Jenkins                  348,672                 0                 0
                  David K. Robertson                 348,672                 0                 0
                  Darold F. Cole                     348,672                 0                 0
                  J. Ronald Ratliff                  348,672                 0                 0
                  David E. Thomas                    348,672                 0                 0
                  R. Ray Goode                       348,672                 0                 0
                  James W. Apthorp                   348,672                 0                 0


                  (2) Proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 2000.

                  348,684 Votes For         -0- Votes Against          2 Abstain


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


Date:    November 8, 1999                   REYNOLDS, SMITH AND HILLS, INC.


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