Form 10-Q
period 1999-12-31
REYNOLDS SMITH & HILLS INC
filed 2000-02-14
CIK 860757

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            Form 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended December 31, 1999

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __ to___


                  Commission File Number 0-18984
                  ------------------------------


                 REYNOLDS, SMITH AND HILLS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)



                 FLORIDA                              59-2986466
      ------------------------------              -------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)



                4651 Salisbury Road, Jacksonville, Florida 32256
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (904) 296-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)
  No ( )


The number of shares outstanding of the registrant's common stock, par value $.01 per share, at December 31, 1999 was 448,000 shares.

                  PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                     Nine Months Ended                Three Months Ended
                                        December 31                      December 31
                                     -----------------                ------------------
                                    1999           1998             1999            1998
                               ------------    ------------    ------------    ------------

Gross Revenue                  $ 37,220,000    $ 31,044,000    $ 14,617,000    $ 10,763,000

Subcontract and Other
     Direct Costs                 9,290,000       8,156,000       4,323,000       2,684,000
                               ------------    ------------    ------------    ------------
NET SERVICE REVENUE              27,930,000      22,888,000      10,294,000       8,079,000

Cost of Services                 10,771,000       8,745,000       3,880,000       3,051,000
                               ------------    ------------    ------------    ------------
GROSS PROFIT                     17,159,000      14,143,000       6,414,000       5,028,000

Selling, General and
     Administrative Expenses     16,098,000      13,771,000       5,783,000       4,841,000
                               ------------    ------------    ------------    ------------
OPERATING INCOME                  1,061,000         372,000         631,000         187,000

OTHER INCOME (EXPENSE):
Interest and other income            33,000          72,000           9,000           9,000
Interest expense                    (46,000)        (16,000)        (17,000)         (6,000)
                               ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES        1,048,000         428,000         623,000         190,000

INCOME TAX EXPENSE                  418,000         198,000         233,000          76,000
                               ------------    ------------    ------------    ------------
NET INCOME                     $    630,000    $    230,000    $    390,000    $    114,000
                               ============    ============    ============    ============

BASIC EARNINGS PER SHARE       $       1.41    $        .51    $        .87    $        .26
                               ============    ============    ============    ============
AVERAGE COMMON SHARES
     OUTSTANDING                    448,000         455,000         448,000         444,000
                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

                                               December 31,     March 31,
                                                   1999          1999
                                               ------------     ---------
ASSETS
CURRENT ASSETS:
  Cash                                        $   145,000   $    68,000
  Accounts receivable, net of allowance
     for doubtful accounts of $165,000
     and $181,000                               7,121,000     5,392,000
  Unbilled service revenue                      5,219,000     4,281,000
  Prepaid expenses and other current assets       136,000       195,000
  Deferred income taxes                           206,000       206,000
                                              -----------   -----------
     Total current assets                      12,827,000    10,142,000

Property and equipment, net                     2,527,000     2,294,000
Other assets                                       65,000        41,000
Identifiable intangible assets, net of
     accumulated amortization of
     $1,009,000 and $966,000                       28,000        71,000
Cost in excess of net assets of acquired
     business, net of accumulated
     amortization of $295,000
     and $243,000                               1,325,000     1,378,000
                                              -----------   -----------
TOTAL ASSETS                                  $16,772,000   $13,926,000
                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
     long-term debt                           $   260,000   $   100,000
  Accounts payable                              3,241,000     2,393,000
  Accrued payroll                                 878,000       792,000
  Accrued vacation pay                            294,000       360,000
  Accrued incentive compensation                  564,000       398,000
  Accrued expenses                              1,013,000       953,000
  Unearned service revenue                      2,676,000     1,639,000
                                              -----------   -----------
     Total current liabilities                  8,926,000     6,635,000
Long-term debt                                    100,000       200,000
Deferred Income Taxes                             170,000       170,000
Other Liabilities                                 436,000       461,000
                                              -----------   -----------
     Total liabilities                          9,632,000     7,466,000

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 4,000,000
     shares authorized, 448,000 and 444,000
     issued and outstanding                         4,000         4,000
  Paid-in capital                               3,570,000     3,520,000
  Retained Earnings                             3,566,000     2,936,000
                                              -----------   -----------
     Total shareholders' equity                 7,140,000     6,460,000
                                              -----------   -----------
                                              $16,772,000   $13,926,000
                                              ===========   ===========
See accompanying notes to consolidated financial statements.

                        REYNOLDS, SMITH AND HILLS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     FOR THE NINE MONTHS ENDED December 31


                                                       1999           1998
                                                   ---------        ---------
OPERATING ACTIVITIES:
Net income                                         $   630,000      $ 230,000
Adjustments to reconcile net income to
     net cash provided  by operating
     activities:
  Depreciation and amortization                        691,000        601,000
  Loss on disposal of fixed assets                       8,000          8,000
  Deferred rent charges                                (37,000)       (47,000)
Change in operating assets and liabilities:
  Accounts receivable and unbilled
     service revenue                                (2,667,000)    (1,538,000)
  Other assets and prepaid expenses                     35,000         76,000
  Accounts payable and accrued expenses              1,156,000        325,000
  Unearned service revenue                           1,037,000        419,000
                                                   -----------    -----------
Net cash provided by operating activities              853,000         74,000
                                                   -----------    -----------
INVESTING ACTIVITIES:
  Capital expenditures                                (839,000)      (951,000)
  Purchase of subsidiary                                  --         (387,000)
  Proceeds from sale of fixed assets                     3,000          6,000
                                                   -----------    -----------
Net cash used by investing activities                 (836,000)    (1,332,000)
                                                   -----------    -----------
FINANCING ACTIVITIES:
  Repayments of debt                                  (100,000)       (55,000)
  Net increase in credit line payable to bank          160,000           --
  Net proceeds from issuance of common stock              --            1,000
  Repurchase of common stock                              --          (91,000)
                                                   -----------    -----------
Net cash provided (used) by financing activities        60,000       (145,000)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH                         77,000     (1,403,000)

CASH AT BEGINNING OF PERIOD                             68,000      2,364,000
                                                   -----------    -----------
CASH AT END OF PERIOD                              $   145,000    $   961,000
                                                   ===========    ===========








See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 1999


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


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Gross revenue for the first nine months of fiscal 2000 was $37,220,000 as compared to gross revenue of $31,044,000 for the first nine months of fiscal 1999. This 20% increase occurred primarily in the transportation, aviation, aerospace/defense, and institutional programs. Sales in these programs have been strong in both the current and last fiscal year. Net service revenues increased 22% to $27,930,000 in the first nine months of fiscal 2000 from $22,888,000 in the first nine months of fiscal 1999 as a result of the gross revenue increases mentioned above. Gross revenue for the third quarter of fiscal 2000 was $14,617,000 as compared to gross revenue of $10,763,000 for the third quarter of fiscal 1999. This 36% increase occurred primarily in the aviation, aerospace/defense, and institutional programs. Net service revenues increased 27% to $10,294,000 in the third quarter of fiscal 2000 from $8,079,000 in the third quarter of fiscal 1999 as a result of the gross revenue increases mentioned above.

Cost of services represents direct labor costs associated with the generation of net service revenue. Cost of services for the first nine months of fiscal 2000 was $10,771,000, representing a 23% increase from the same period for fiscal 1999. This increase was due to the addition of personnel to handle the increased workload. Expressed as a percentage of net service revenue, cost of services remained consistent at approximately 38% for the first nine months of both fiscal 2000 and 1999. As a result, gross profit also remained consistent at 62% of net service revenue. Cost of services for the third quarter of fiscal 2000 was $3,880,000, representing a 27% increase from the same period for fiscal 1999. This increase was due to the addition of personnel to handle the increased workload. Expressed as a percentage of net service revenue, cost of services remained consistent at 38% for the third quarters of both fiscal 2000 and 1999. As a result, gross profit remained consistent at 62% of net service revenue.

Selling, general and administrative (SG&A) expenses consist of labor costs of operational personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance and other operating expenses. SG&A expenses for the first nine months of fiscal 2000 were $16,098,000 as compared to $13,771,000 for the first nine months of fiscal 1999. This 17% increase was due primarily to an increase in labor costs (both addition of personnel and salary increases, and related benefits). In addition, rent expense increased due to: 1) the relocation of the Orlando office in fiscal 1999 into larger space to accommodate growth and 2) new offices in Miami, Michigan, Texas, and Illinois also in fiscal 1999. Increases in recruiting and employee relocation, depreciation, office supplies, communication, professional fees, and incentive compensation expenses also accounted for the change.

SG&A expenses for the third quarter of fiscal 2000 were $5,783,000 as compared to $4,841,000 for the third quarter of fiscal 1999. This 19% increase was due primarily to an increase in labor costs (both addition of personnel and salary increases, and related benefits). In addition, rent expense increased due to new offices in Miami, Michigan, Texas, and Illinois. Increases in recruiting, office supplies, communication, professional fees, general liability insurance, and incentive compensation expenses also accounted for the change between quarters.

Income before income taxes was $1,048,000 for the first nine months of fiscal 2000 compared to $428,000 for the same period of fiscal 1999. Net income for the first nine months of fiscal 2000 was $630,000 compared to $230,000 for the first nine months of fiscal 1999. These 145% and 174% respective increases were due to the increase in gross revenue as discussed above. Income before income taxes was $623,000 for the third quarter of fiscal 2000 compared to $190,000 for the same period of fiscal 1999. Net income for the third quarter of fiscal 2000 was $390,000 compared to $114,000 for the third quarter of fiscal 1999. These 228% and 242% respective increases were due to the increase in gross service revenue as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 the Company had cash of $145,000 with $1,840,000 of borrowings available under its revolving line of credit. The Company also has a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. Increases in accounts receivable, unbilled service revenue, and accounts payable were due to the corresponding increase in gross revenue and company growth. These increases resulted in lower cash balances at December and March 31, 1999 compared to December and March 31, 1998. The Company believes, based on information currently available, that its existing financial resources, together with its cash flow from operations and its unused amounts under its line of credit, will provide sufficient capital to fund its operations for the foreseeable future. A variety of factors could cause actual results to differ materially from expected results.

YEAR 2000

The Company experienced no significant problems with either its internal or third-party information technology or non-information technology (i.e. building operating systems) when the date changed from 1999 to 2000. The primary operating systems (general ledger, payroll, and communications) functioned properly at the change of century beginning January 1, 2000. In addition, since applications related to the development and processing of architectural and engineering documents were not date-driven, they were also not affected by Year 2000 issues. The costs associated with Year 2000 activities were not material to the Company's financial position or results of operations.

Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. It is possible, however, that the full impact of the date change has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its third party vendors are adversely impacted by the Year 2000 issue. The Company currently is not aware of any significant Year 2000 problems that have arisen for its third-party vendors.


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


Date:     February 14, 2000        REYNOLDS, SMITH AND HILLS, INC.


                     By   /s/ Leerie T. Jenkins, Jr.
                              ----------------------
                              Leerie T. Jenkins, Jr.
                              Chairman of the Board
                              and Chief Executive Officer
                              (Principal Executive
                              Officer)


                     By   /s/ Kenneth R. Jacobson
                              ----------------------
                              Kenneth R. Jacobson
                              Executive Vice President,
                              Chief Financial Officer,
                              and General Counsel
                              (Principal Financial and
                              Accounting Officer)