Form 10-K
period 2000-03-31
REYNOLDS SMITH & HILLS INC
filed 2000-06-23
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange on
        Title of each class                            which registered
        -------------------                         ------------------------
   Common Stock, $.01 par value                                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         The  estimated   aggregate   market  value  of  Common  Stock  held  by
non-affiliates as of June 23, 2000 computed with reference to the last sales price, was $4,234,000.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (" 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock outstanding as of June 23, 2000 was 452,473 shares.

                      Documents incorporated by reference:

          DOCUMENT                                        WHERE INCORPORATED
          --------                                        ------------------
Proxy Statement Dated June 23, 2000                           Part III

                                TABLE OF CONTENTS
                                    FORM 10-K

Item
Number            CAPTION                                             PAGE
------            -------                                             ----
                  PART I

Item  1. BUSINESS                                                      3

Item  2. PROPERTIES                                                    5

Item  3. LEGAL PROCEEDINGS                                             5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY  HOLDERS                                    5

EXECUTIVE OFFICERS OF THE REGISTRANT                                   5

                  PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS                         6

Item  6. SELECTED FINANCIAL DATA                                       7

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  8

Item  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                         11

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  11

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                 11

                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT                                          12

Item 11. EXECUTIVE COMPENSATION                                       12

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                      12

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               12

                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                 12

                                     PART I

Item 1.  BUSINESS

     Reynolds, Smith and Hills, Inc. ("the Company") is a professional service firm operating in the engineering, architectural design and environmental services industry. The Company was incorporated in the state of Florida in 1989. As used herein, "the Company" refers to Reynolds, Smith and Hills, Inc. and its subsidiaries.

         The Company operates under one segment and provides a full range of architectural, engineering, planning and environmental services to public and private sector clients primarily in the southeastern United States. Specific industry markets are also served nationally and internationally. Services are provided through the following market-focused programs:

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

         * Public Infrastructure - Services are provided to local government and quasi-governmental agencies. Services include planning, evaluation, architectural and engineering design, permitting, and construction administration for road, water, wastewater, storm water and solid waste systems. These services are also for public facilities such as parks and public buildings.

         * Commercial - Services are provided to commercial and industrial entities engaged in planning, designing and constructing a wide variety of structures (including office buildings and office parks, warehouses, distribution and manufacturing facilities, financial facilities, and data centers). The Company also provides land development services to these entities.

         * Institutional - Services are provided to public agencies engaged in educational, governmental, medical and scientific facilities, and campus master planning. Services include planning and designing a wide variety of structures including schools, courthouses, other governmental buildings, and research and technical facilities.

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

         Major Customers. For each of the years ended March 31, 2000, 1999 and 1998, approximately 80% of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided approximately 30%, 35%, and 35% of total revenues for each of the fiscal years 2000, 1999 and 1998, respectively. The loss of a significant client such as the Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

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

         The Company's gross backlog at March 31, 2000 was $35.7 million compared to $34.3 million at March 31, 1999. Net backlog was $25.3 million at March 31, 2000 as compared to $25.7 million at March 31, 1999. Approximately $28 million of services included in the Company's gross backlog as of March 31, 2000 will be performed in fiscal year 2001. The Company will receive additional revenue in fiscal year 2001 from sales generated during the year which are not included in the March 31, 2000 backlog.

         Governmental Contracts. Some service contracts with departments or agencies of federal, state, and local governments are subject to renegotiation of profits or termination at the election of the government. The Company is not aware of any adjustments that would have a material impact on the Company.

         Compliance with Environmental Laws. Compliance with federal, state and local regulations which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Company. However, such compliance by the Company's clients may require the need for the environmental-related services that the Company provides.

         Employees. At March 31, 2000 the Company employed approximately 470 persons.

Item 2.   PROPERTIES

         The Company leases its principal office space in Jacksonville, Florida, and seven branches occupy leased office space in the following Florida locations: Fort Myers, Merritt Island, Miami, Orlando, Plantation, Tallahassee, and Tampa. The Company also maintains leased offices in Flint, Michigan, Houston, Texas, Naperville, Illinois, Duluth, Minnesota, and Charlotte, North Carolina. In addition, the Company leases space for construction sites at approximately six locations in Florida. These leases expire at various dates through fiscal year 2005. The current facilities are sufficient for the operation of the business.

Item 3.   LEGAL PROCEEDINGS

         The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against engineering and architectural professions, alleging primarily professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which in management's opinion would have a material adverse effect on the Company's financial condition, results of operations, or cash flow.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons serve as the executive officers of the Company:

     Name                       Age      Position Held

     Leerie T. Jenkins, Jr.      51      Chairman of the Board and Chief
                                         Executive Officer

     David K. Robertson          48      Chief Operating Officer, Executive
                                         Vice President,  Secretary,
                                         Treasurer, and Director

     Kenneth R. Jacobson         50      Chief Financial Officer,  Executive
                                         Vice President,  and General
                                         Counsel

     J. Ronald Ratliff           51      Executive Vice President and Director

     Darold F. Cole              58      Senior Vice President and Director

         Mr. Jenkins' principal positions are Chairman of the Board and Chief Executive Officer of the Company, which he has held since 1990. He holds a Masters and Bachelors degree in Landscape Architecture from the University of Michigan and University of Georgia, respectively.

         Mr. Robertson's principal positions are Chief Operating Officer, which he has held since June 1999, Secretary, Treasurer, and Director of the Company, which he has held since 1990. From 1990 to 1999, Mr. Robertson also held the position of Chief Financial Officer. He graduated from Florida State University with a degree in Business.

         Mr. Jacobson joined the Company in December 1999 and his principal positions are Chief Financial Officer, Executive Vice President, and General Counsel. Prior to joining the Company, Mr. Jacobson was a Senior Partner at the law firm of Jacobson & Beavers from 1986 to 1999. Mr. Jacobson serves as a member on several companies' board of directors, including Pisgah Astronomical Research Institute, a non-profit scientific research entity. He graduated from Georgia Tech with a degree in Industrial Management. He received a Juris Doctorate degree from Wake Forest University and an MBA from the University of North Carolina.

         Mr. Ratliff's principal positions are Executive Vice President, to which he was appointed in June 1999, and Director of the Company which he has held since 1990. From 1990 to 1999, Mr. Ratliff served as Senior Vice President of the Company. He holds a Masters degree in Urban and Regional Planning, and Bachelors degrees in Geology and Urban and Regional Planning from the University of South Florida.

          Mr. Cole's principal positions are Senior Vice President and Director of the Company, which he has held since 1990. He holds a degree in Electrical Engineering from Kansas State University.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Company's securities are not presently traded on any public stock exchange or other public market. The Company had 221 shareholders of record at March 31, 2000, including persons owning stock through the Company's 401(k) plan. The Company pays no dividends on its common stock but instead reinvests earnings into the Company to fund growth.

Item 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, and Management"s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                              YEAR ENDED MARCH 31

                                    2000             1999              1998             1997              1996


STATEMENT OF OPERATIONS DATA:

Gross revenue                       $51,818          $42,919           $37,122          $39,065           $34,070

Net service revenue                  38,102           31,583            26,734           27,397            25,595

Net income                              790              581               567              593                92

Common stock per share data:

Basic earnings per share               1.76             1.29              1.25             1.30               .20

Weighted average shares of
    common stock outstanding        448,000          452,000           455,000          455,000           451,000


BALANCE SHEET DATA:

Working capital                       3,960            3,508             3,926            2,781             1,935

Total assets                         16,717           13,926            13,310           12,680            12,521

Long-term debt (less current portion)   100              200                 0                7                76

Common stockholders' equity           7,301            6,460             5,908            5,337             4,741


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                                                    Year Ended March 31,
                                            ------------------------------------
                                            2000          1999             1998
                                            ----          ----             ----

Gross revenue                               136.0%       135.9%           138.9%

Subcontract and other
 direct costs                                36.0         35.9             38.9
                                            -------     -------           ------

   Net service revenue                      100.0        100.0            100.0

Cost of services                             38.5         37.8             39.2
                                            -------     -------           ------

   Gross profit                              61.5         62.2             60.8

Selling, general, and
 administrative expenses                     57.9         59.3             57.4
                                            -------     -------           ------

   Operating income                           3.6          2.9              3.4

Other income (expense)                        ---           .2               .4
                                            -------     -------           ------

   Income before income taxes                 3.6          3.1              3.8

Income tax expense                            1.5          1.3              1.7
                                            -------     -------           ------

   Net income                                 2.1%         1.8%             2.1%
                                            =======     =======           ======


         Gross revenue for fiscal 2000 was $51.8 million as compared to $42.9 million for fiscal 1999. This $8.9 million increase (21%) was due primarily to increased revenues in the aviation, aerospace/defense, and institutional programs. Current and prior year marketing efforts in these programs resulted in several large project awards in fiscal 2000. Revenue for fiscal 1999 was $42.9 million as compared to $37.1 million for fiscal 1998. This 16% increase was due primarily to increased revenues in the transportation and institutional programs. An approximate breakdown of gross revenues by program is set forth below.

                          FY 2000              FY 1999              FY 1998


Transportation          $19,500,000          $19,000,000          $16,600,000

Aviation                  8,300,000            3,900,000            3,200,000

Aerospace/Defense         4,900,000            2,700,000            2,700,000

Public Infrastructure     3,900,000            3,700,000            5,000,000

Commercial                5,100,000            5,200,000            5,700,000

Institutional            10,100,000            8,400,000            3,900,000

Total                   $51,800,000          $42,900,000          $37,100,000


         For each of the fiscal years ended March 31, 2000, 1999, and 1998, approximately 80% of the Company's revenues were generated from public sector clients. For the fiscal years ended March 31, 2000, 1999, and 1998, approximately 30%, 35%, and 35%, respectively, of the Company's revenues resulted from services provided to the Florida Department of Transportation.

         Subcontract and other direct costs were 36%, 36% and 39% of net service revenues for fiscal years 2000, 1999, and 1998, respectively. The 21% and 9% increases in fiscal 2000 and fiscal 1999 correspond to the increases in gross revenues.

         Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $38.1 million for fiscal 2000, $31.6 million for fiscal 1999, and $26.7 million for fiscal 1998. The respective 21% and 18% increases correspond to the increases in gross revenues.

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 39%, 38%, and 39%, respectively for fiscal years ended March 31, 2000, 1999, and 1998. Gross profit, as a result, also remained consistent 61%, 62% and 61% for fiscal years 2000, 1999, and 1998, respectively.

         Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses remained consistent as a percentage of net service revenue ranging from approximately 57% to 59% for each of the three previous fiscal years.

         SG&A expenses increased to $22.1 million in fiscal 2000 from $18.7 million in fiscal 1999. This 18% increase was due primarily to increases in personnel and associated costs. The number of employees grew to 470 from 420 throughout the year as a result of the increased workload. Other increases in SG&A expenses were experienced in rent expense relating to the new and expanded offices discussed below, hiring and relocation, communication, reprographic, depreciation, and office supplies expense. Also, as a result of the Company"s increased earnings in fiscal 2000, incentive compensation increased $500,000 from fiscal 1999.

         SG&A expenses increased 22% to $18.7 million in fiscal 1999 from $15.3 million in fiscal 1998. This increase was due primarily to increases in personnel expenses relating to increased workload. The Orlando and Ft. Myers, Florida offices moved into larger office space, and new offices were established in Flint, Michigan, Houston, Texas, and Naperville, Illinois. As a result, there were increases in office rent, telephone, computer equipment leases, software license, and travel expenses. The Company also acquired an eleven person architectural firm in Miami, Florida that also resulted in increases in payroll and related benefits, travel, and amortization of goodwill. There were also increases in professional fees related to project litigation.

         Net income was  $790,000  in 2000,  $581,000 in 1999,  and  $567,000 in
1998. The increase in fiscal 2000 was primarily a result of increased net service revenues. Fiscal 1999 net revenues increased from fiscal 1998 but were offset by increases in costs of services and general and administrative expenses, resulting in comparable net income for 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital measurements are set forth below:

                                                 March 31
                                              ---------------
                                     2000              1999                1998
                                    -------           -------             ------

Working capital (in thousands)      $3,960           $3,508            $3,926

Current ratio                        1.45:1           1.53:1            1.59:1

Ratio of liabilities to equity       1.29:1           1.16:1            1.25:1

         Cash flows from operations were positive for the fiscal year ended March 31, 2000 due primarily to net income. Increases in accounts receivable and unbilled service revenue were offset by increases in accounts payable and unearned service revenue. Combined days outstanding for accounts receivable and unbilled service revenue were 75 days and 79 days for the fiscal years ended March 31, 2000 and 1999, respectively. For the fiscal year ended March 31, 1999 cash flows from operations were negative as a result of increased accounts receivable and unbilled services revenue. The increases in those account balances were in conjunction with the increase in the Company"s revenue. For the fiscal year ended March 31, 1998 cash flows from operations were positive.

         The Company's investment in capital assets has been primarily in information technology. In fiscal year 2000, approximately $850,000 was expended on technology equipment and applications.

         The Company has in place a line of credit that provides for borrowings up to $2,000,000 at March 31, 2000, with interest at the lower of the bank's prime rate plus .1% or LIBOR plus 2.8%. There were no borrowings outstanding under the line of credit at March 31, 2000. In addition, the Company has also secured a committed credit facility of $2,000,000 which may be used for the acquisition or merger of other architectural/engineering companies. The interest rate on this facility is the lower of the bank"s prime rate or LIBOR plus 2.55%. These borrowing agreements, which expire September 30, 2000, contain covenants related to working capital and debt to net worth. The Company is in compliance with all provisions of these lines of credit and expects that the agreements will be renewed.

         The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2001. This statement is based on information that is currently available.

YEAR 2000

         The Company experienced no significant problems with either its internal or third-party information technology when the date changed from 1999 to 2000. The primary operating systems (general ledger, payroll, and communications) and applications related to the development and processing of architectural and engineering documents, functioned properly at the change of century beginning January 1, 2000. The costs associated with Year 2000 activities were not material to the Company's financial position or results of operations. The Company will continue to monitor its internal and external information systems, however, based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risks is immaterial. The Company holds no market-risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk, and the Company does not currently plan to employ them in the near future. To the extent that the Company has borrowings outstanding under either of its credit facilities, there may be market risk relating to the amounts of borrowings due to the fact that interest rates under the credit facilities are variable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements of the registrant are set forth beginning on page 15 of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Items 10 through 13.

         The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated June 23, 2000 and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
                                                                          PAGE

(a)(1)   Financial Statements

         Independent Auditors' Report                                      15

         Consolidated Statements of Income, years ended
                  March 31, 2000, 1999 and 1998                            16

         Consolidated Balance Sheets as of March 31,
                  2000 and 1999                                            17

         Consolidated Statements of Shareholders' Equity,
                  years ended March 31, 2000, 1999
                  and 1998                                                 18

         Consolidated Statements of Cash Flows, years
                  ended March 31, 2000, 1999 and 1998                      19

         Notes to Consolidated Financial Statements                        20


(a)(2)   Financial Statement Schedule

         Independent Auditors' Report                                      28

         Schedule II - Valuation and Qualifying Accounts                   29

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

(b) Reports on Form 8-K

    No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Reynolds, Smith and Hills, Inc.

Dated:  June 23, 2000                By /s/Kenneth R. Jacobson
        -------------                   ----------------------
                                        Kenneth R. Jacobson
                                        Chief Financial Officer, Executive Vice
                                        President, and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Capacity                          Date

/s/ Leerie T. Jenkins, Jr.     Chairman of the Board               June 23, 2000
-------------------------      and Chief Executive Officer
                               (Principal Executive Officer)

/s/ David K. Robertson         Chief Operating Officer, Executive
-------------------------      Vice President, Secretary, Treasurer,
                               and Director                        June 23, 2000

/s/ Kenneth R. Jacobson        Chief Financial Officer, Executive
-------------------------      Vice President, and General Counsel
                               (Principal Financial and
                               Accounting Officer)                 June 23, 2000

/s/ Darold F. Cole             Director                            June 23, 2000
-------------------------
Darold F. Cole

/s/ Ronald Ratliff             Director                            June 23, 2000
-------------------------
J. Ronald Ratliff

                               Director
-------------------------
David E. Thomas, Jr.


-------------------------      Director
R. Ray Goode


-------------------------      Director
James W. Apthorp

INDEPENDENT AUDITORS" REPORT

The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

Certified Public Accountants
Jacksonville, Florida
May 26, 2000


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
-------------------------------------------------------------------------------------------------------




                                                  2000                  1999                 1998
                                             ---------------       ---------------      ---------------


GROSS REVENUE                                $ 51,818,000          $ 42,919,000         $ 37,122,000


SUBCONTRACT AND OTHER
   DIRECT COSTS                                13,716,000            11,336,000           10,388,000
                                             ---------------       ---------------      ---------------

    Net service revenue                        38,102,000            31,583,000           26,734,000

COST OF SERVICES                               14,671,000            11,930,000           10,482,000
                                             ---------------       ---------------      ---------------

    Gross profit                               23,431,000            19,653,000           16,252,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      22,080,000            18,716,000           15,337,000
                                             ---------------       ---------------      ---------------

    Operating income                            1,351,000               937,000              915,000


OTHER INCOME (EXPENSE)
Interest and other income                          30,000                81,000              109,000
Interest expense                                  (56,000)              (22,000)              (4,000)
                                             ---------------       ---------------      ---------------

     Income before income taxes
                                                1,325,000               996,000            1,020,000

INCOME TAX EXPENSE                                535,000               415,000              453,000
                                             ---------------       ---------------      ---------------

     NET INCOME                         $         790,000            $  581,000           $  567,000
                                             ===============       ===============      ===============

BASIC EARNING PER SHARE                           $  1.76               $  1.29              $  1.25
                                             ===============       ===============      ===============

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                    448,000               452,000              455,000
                                             ===============       ===============      ===============





See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31
-------------------------------------------------------------------------------------------------------------

ASSETS                                                                         2000                1999
------                                                                    ---------------     ---------------

CURRENT ASSETS:
Cash                                                                   $       457,000     $        68,000
Accounts receivable, net of allowance for doubtful accounts of
   $131,000 and $181,000                                                     6,490,000           5,392,000
Unbilled service revenue                                                     5,179,000           4,281,000
Prepaid expenses and other current assets                                      159,000             195,000
Deferred income taxes                                                          431,000             206,000
                                                                          ---------------     ---------------
   Total current assets                                                     12,716,000          10,142,000

PROPERTY AND EQUIPMENT, net                                                  2,513,000           2,294,000

OTHER ASSETS                                                                   166,000              41,000

IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated
   amortization of $1,023,000 and $966,000                                      14,000              71,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $313,000
   and $243,000                                                              1,308,000           1,378,000
                                                                          ---------------     ---------------
                                                                         $  16,717,000       $  13,926,000
                                                                          ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                        $     100,000       $     100,000
Accounts payable                                                             3,120,000           2,393,000
Accrued expenses                                                             2,617,000           2,503,000
Unearned service revenue                                                     2,919,000           1,639,000
                                                                          ---------------     ---------------
   Total current liabilities                                                 8,756,000           6,635,000

LONG-TERM DEBT                                                                 100,000             200,000

DEFERRED INCOME TAXES                                                          173,000             170,000

OTHER LIABILITIES                                                              387,000             461,000
                                                                          ---------------     ---------------
   Total liabilities                                                         9,416,000           7,466,000
                                                                          ---------------     ---------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
   448,000 and 444,000 issued and outstanding                                     5,000              4,000
Paid-in capital                                                               3,570,000          3,520,000
Retained earnings                                                             3,726,000          2,936,000
                                                                          ---------------     ---------------
   Total shareholders' equity                                                 7,301,000           6,460,000
                                                                          ---------------     ---------------
                                                                          $  16,717,000       $  13,926,000
                                                                          ===============     ===============

See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------


                                            Common Stock

                                                                  Paid-In        Retained
                                        Shares     Amount         Capital        Earnings           Total
                                      ------------ ------------ -------------- --------------- ---------------


BALANCE, MARCH 31, 1997               455,000      $  5,000     $  3,537,000   $  1,795,000    $ 5,337,000

Issuance of common stock, net
     of issuance costs                    ---           ---            4,000            ---          4,000

Net income                                                                          567,000        567,000
                                      ------------ ------------ -------------- --------------- ---------------

BALANCE, MARCH 31, 1998               455,000         5,000        3,541,000      2,362,000      5,908,000

Issuance of common stock,
net of issuance costs                   5,000           ---           63,000            ---         63,000

Repurchase of common stock            (16,000)       (1,000)         (84,000)         (7,000)      (92,000)

Net income                                                                           581,000       581,000
                                      ------------ ------------ -------------- --------------- ---------------

BALANCE, MARCH 31, 1999               444,000         4,000        3,520,000       2,936,000     6,460,000

Issuance of common stock, net
     of issuance costs                  4,000         1,000           50,000             ---        51,000

Net income                                                                           790,000       790,000
                                      ------------ ------------ -------------- --------------- ---------------

BALANCE, MARCH 31, 2000               448,000      $  5,000     $  3,570,000   $   3,726,000   $ 7,301,000
                                      ============ ============ ============== =============== ===============





See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31
----------------------------------------------------------------------------------------------------------------



                                                                 2000                 1999            1998
                                                             --------------    ---------------    --------------

OPERATING ACTIVITIES:
Net income                                                $      790,000    $       581,000    $     567,000
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Depreciation and amortization                               934,000            817,000          760,000
     Deferred income taxes                                      (222,000)           (23,000)        (128,000)
     Loss (gain) on disposal of fixed assets                      24,000             11,000           (2,000)
     Deferred rent charges                                       (51,000)           (63,000)         155,000
   Change in operating assets and liabilities:
     Accounts receivable and unbilled
       service revenue                                        (1,996,000)        (1,832,000)        (156,000)
     Other assets and prepaid expenses                           (89,000)            37,000           (9,000)
     Accounts payable and accrued expenses                       868,000            303,000          (67,000)
     Unearned service revenue                                  1,280,000           (415,000)         116,000
                                                             --------------    ---------------    --------------
     Net cash provided (used) by operating activities          1,538,000           (584,000)       1,236,000
                                                             --------------    ---------------    --------------

INVESTING ACTIVITIES:
   Capital expenditures                                       (1,052,000)        (1,185,000)        (269,000)
   Purchase of subsidiary                                              0           (387,000)               0
   Proceeds from sale of fixed assets                              3,000              6,000            4,000
                                                             --------------    ---------------    --------------

     Net cash used by investing activities                    (1,049,000)        (1,566,000)        (265,000)
                                                             --------------    ---------------    --------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                 (100,000)           (55,000)         (69,000)
   Repurchase of common stock                                          0            (92,000)               0
   Net proceeds from issuance of common stock                          0              1,000            3,000
                                                             --------------    ---------------    --------------
     Net cash used by financing activities                      (100,000)          (146,000)        ( 66,000)
                                                             --------------    ---------------    --------------

NET INCREASE (DECREASE) IN CASH                                   389,000        (2,296,000)         905,000

CASH AT BEGINNING OF YEAR                                          68,000         2,364,000        1,459,000
                                                             --------------    ---------------    --------------
CASH AT END OF YEAR                                       $       457,000   $        68,000     $  2,364,000
                                                             ==============    ===============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID:
   Interest paid                                          $        57,000   $        20,000     $      4,000
   Income taxes paid                                              930,000           383,000          471,000


NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note payable - owner financing                                   -----            300,000           -----
   Stock bonuses issued                                            50,000             62,000           -----




See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         Revenue Recognition - Revenue from contract services is recognized on the percentage-of-completion method. Revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that incurred costs bear to estimated total costs. In the event of an anticipated loss, the entire amount of the loss is charged to current operations.

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

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         Identifiable Intangible Assets - Identifiable intangible assets consist of values allocated to key employees, contract backlog, proposals, and a covenant not to compete and are being amortized on a straight-line basis over periods of two to ten years.

         Cost in Excess of Net Assets of Acquired Businesses - Cost in excess of net assets of acquired businesses is being amortized on the straight-line method over periods varying from fifteen to forty years. The carrying value of cost in excess of net assets of acquired business is periodically reviewed by management and impairment, if any, is recognized when the projected undiscounted cash flows are less than the carrying value.

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

         New Accounting Standard - In 1998 the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for such activities. In 1999 the FASB deferred the effective date of the standard to fiscal years beginning after June 15, 2000. Management has not yet determined the impact of SFAS No. 133 on the presentation of its financial statements.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31:

                                                2000                1999
                                                ----                ----

         Leasehold improvements            $   349,000         $    245,000
         Equipment                           6,147,000            6,194,000
                                           ------------        ------------
                                             6,496,000            6,439,000
         Accumulated depreciation           (3,983,000)          (4,145,000)
                                           ------------        ------------
                                           $ 2,513,000         $  2,294,000
                                           ============        ============

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.       ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31:

                                                    2000              1999
                                                    ----              ----

         Accrued payroll                       $   466,000       $   792,000
         Accrued vacation pay                      363,000           360,000
         Accrued incentive compensation            883,000           398,000
         Other                                     905,000           953,000
                                                ----------        ----------
                                               $ 2,617,000       $ 2,503,000
                                                ==========        ==========
4.       DEBT

         Long-term debt consists of the following at March 31:

                                                   2000               1999
                                                   ----               ----
         Note payable; interest at 8%
         maturing May 7, 2001
         $100,000 due annually                 $   200,000       $  300,000

         Less current portion                    ( 100,000)       ( 100,000)
                                                -----------       ----------
         Total long-term debt                  $   100,000       $  200,000
                                                ===========       ==========


         At March 31, 2000, the Company had $2,000,000 of borrowing available under a credit line, with interest at the lower of the bank's prime rate plus
 .1% or LIBOR plus 2.8%. In addition, the Company has secured a committed credit facility of $2,000,000 which is reserved for the potential acquisition or merger of other architectural/engineering firms. The interest rate on this facility is the lower of the bank's prime rate or LIBOR plus 2.55%. These borrowing agreements, which expire September 30, 2000, require the Company to be in compliance with financial covenants relating to working capital and debt to net worth. Substantially all of the Company's tangible assets are pledged as security.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consist of the following:

                                  2000           1999              1998
                                  ----           ----              ----
         Current:
          Federal              $ 629,000       $ 354,000        $ 454,000
          State                  128,000          84,000           93,000
         Deferred:
          Federal               (184,000)       ( 19,000)        ( 78,000)
          State                 ( 38,000)       (  4,000)        ( 16,000)
                               ---------       ----------       ---------
                               $ 535,000       $ 415,000        $ 453,000
                               =========       ==========       =========


         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:



                                          2000            1999           1998
                                          ----            ----           ----
         Amount computed
           using statutory rate        $ 450,000       $ 339,000      $ 347,000
         Increase in taxes
           resulting from:
         State income taxes               68,000          53,000         44,000
         Goodwill amortization             8,000           9,000          9,000
         Meals and entertainment          59,000          53,000         40,000
         Other                         (  50,000)        (39,000)        13,000
                                        ---------      ---------       ---------
                                       $  535,000      $ 415,000      $ 453,000
                                        =========      =========       =========



         The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31:

                                                2000               1999
                                                ----               ----

         Deferred tax asset                  $ 680,000          $ 545,000
         Deferred tax liability               (422,000)          (509,000)
                                             ----------          ----------
         Total deferred taxes                $ 258,000          $  36,000
                                             ==========          ==========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

          The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:


                                                          2000            1999
                                                          ----            ----
         Assets:
           Allowance for doubtful accounts            $   50,000     $   69,000
           Allowance for warranty claims                 109,000         92,000
           Excess rental expense over payments            75,000         95,000
           Accruals not currently deductible             446,000        289,000
                                                       ---------      ---------
                                                      $  680,000      $ 545,000
                                                       =========      =========
         Liability:
           Excess of tax over book depreciation       $(249,000)      $(288,000)
           Accrued Liabilities                         ( 59,000)       ( 71,000)
           Capitalized expenses                        (114,000)       (150,000)
                                                       ---------      ----------
                                                      $(422,000)     $ (509,000)
                                                       =========      ==========


6.       LEASES

         The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2005. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs. Rent expense for the years ended March 31, 2000, 1999 and 1998 amounted to $2,567,000, $2,402,000 and
         $2,157,000, respectively.

         Future minimum payments under noncancellable operating leases are as follows:

                                                       Operating
                                                          Leases
                                                       ---------
                           2001                      $ 2,556,000
                           2002                        2,199,000
                           2003                        1,799,000
                           2004                          563,000
                           2005                          235,000
                                                    ------------
         Total minimum payments                      $ 7,352,000
                                                    ============

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.       CONTINGENCIES

         The Company is subject to lawsuits involving claims typical of those filed against engineering and architectural professions. In management's opinion the potential losses not covered by insurance would not be material to the Company's financial position, results of operations, or cash flow.

         For  each  of  the  years  ended  March  31,   2000,   1999  and  1998,
         approximately 80% of the Company's business is with departments or agencies of Federal, state and local governments. For the same periods approximately 30%, 35% and 35%, respectively, of the Company's gross revenues resulted from services provided to the Florida Department of Transportation. These contracts may be subject to renegotiation or termination at the election of the government. The Company is subject to examinations by representatives of certain governmental agencies for which it provides services. In management's opinion the results of any examination would not have a significant effect on the Company's financial position.

8.       EMPLOYEE BENEFIT PLAN

         The Company sponsors a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 50% of each participant's contribution, up to the 6% level of the participant's contribution. In fiscal 2000 the Company's matching percentage was increased to 50% from 25%. For the years ended March 31, 2000, 1999 and 1998, the Company contributed $362,000, $161,000 and $163,000, respectively. Participants in the plan have the option to purchase shares of the Company's common stock. At March 31, 2000, 96,000 shares of Company stock have been issued and 294,000 shares are reserved for future issuance under the plan.

9.       STOCK BONUS AND OPTION PLAN

         The Company has a stock bonus plan that provides for the awarding of the Company's common stock to selected employees. At March 31, 2000, 29,000 shares are reserved for future issuance under the plan.

          The Company has considered SFAS No. 123 and has determined that its application is not material to the financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The Company has stock option plans that provide to selected employees the granting of incentive and non-qualified options to purchase the Company's common stock. A summary of option transactions is shown below.

                                            2000                   1999
                                   ------------------------  -----------------
                                                   Weighted             Weighted
                                                   Average               Average
                                                   Exercise             Exercise
                                   Options          Price    Options      Price
                                   -------         --------  -------    --------
         Outstanding at
           beginning of year        29,000           $12      36,400      $12
         Options granted            14,000            15       3,000       14
         Options exercised             ---           n/a       ( 100)      10
         Options forfeited         ( 4,000)           11     (10,300)      11
                                    -------                  --------
         Outstanding at
           end of year              39,000           $13      29,000      $12
                                    =======                  ========
         Options exercisable at
           year end                 14,000                    11,200

The following table summarizes information about stock options outstanding at March 31, 2000:

                           Options Outstanding                  Options Exercisable

                                    Weighted
                                     Average         Weighted                  Weighted
   Range of          Number         Remaining        Average    Number         Average
   Exercise       Outstanding      Contractual       Exercise   Exercisable    Exercise
   Prices         at 3/31/00       Life (years)        Price    at 3/31/00       Price
-------------  ----------------    ------------     ----------  ----------     --------
$11.00-$11.99        11,000              5.3           11.38        6,000        11.28
$12.00-$12.99         5,000              6.3           12.59        2,000        12.52
$14.00-$14.99        10,000              2.8           14.03        6,000        14.00
$15.00-$15.99        12,000              9.4           15.00          ---          n/a
$16.00-$16.99         1,000              4.5           16.50          ---          n/a
                     -------                                      -------
                     39,000              6.0           13.50       14,000        12.60
                     ======                                       =======


REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Remaining non-exercisable stock options as of March 31, 2000 become available as follows:

                                    2001               9,000
                                    2002               6,000
                                    2003               5,000
                                    2004               3,000
                                    2005               2,000
                                                     -------
                                                      25,000

         At March 31, 2000, 110,000 stock options are reserved for future issuance under the plans.

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

11.      RELATED PARTY TRANSACTION

         On February 2, 2000, the Company loaned $108,000 to eleven officers for the purpose of purchasing company stock from other shareholders. The loans are being repaid over six years, with interest only being paid in the first year. Interest is being charged at 8.5%.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, FL

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 26, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP

Certified Public Accountants
Jacksonville, FL
May 26, 2000


REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         REYNOLDS, SMITH AND HILLS, INC.


                                                               ADDITIONS:             DEDUCTIONS:

                                         BALANCE AT          CHARGED TO COST                                 BALANCE AT
                                        BEGINNING OF               AND                                          END
          DESCRIPTION                      PERIOD               EXPENSES               WRITE-OFFS             OF PERIOD
---------------------------------     -----------------     ------------------     ------------------      ----------------

Year ended March 31, 2000:
    Allowance for
         Doubtful accounts                    $181,000                 -----               ($50,000)              $131,000

Year ended March 31, 1999:
    Allowance for
         Doubtful accounts                    $162,000               $29,000               ($10,000)              $181,000

Year ended March 31, 1998:
    Allowance for
         doubtful accounts                    $127,000               $70,000               ($35,000)              $162,000

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                   Exhibit 21



                          List of Material Subsidiaries

1.       Reynolds, Smith and Hills CS, Incorporated
         (a Florida corporation)

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                   Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements number 33-33536, 33-40551, 33-40552, 33-40553, 33-40554, 33-51100, 33-51102, 33-51320,
and 333-40237 of Reynolds, Smith and Hills, Inc. on Form S-8 of our report dated May 26, 2000 appearing in this Annual Report on form 10-K of Reynolds, Smith and Hills, Inc. for the years ended March 31, 2000, 1999 and 1998.

/s/ Deloitte and Touche LLP

Certified Public Accountants
Jacksonville, FL
June 23, 2000