Form 10-Q
period 2000-06-30
REYNOLDS SMITH & HILLS INC
filed 2000-08-11
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                           Commission File No. 0-18984

                         REYNOLDS, SMITH AND HILLS, INC.

             (Exact name of registrant as specified in its charter)

                  Florida                                      59-2986466
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      4651 Salisbury Road, Suite 400                              32256
           Jacksonville, Florida                               (Zip Code)
 (Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 296-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at June 30, 2000 was 452,473 shares.

PART 1:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30


                                                  2000                  1999
                                             ---------------       -------------


GROSS REVENUE                                $ 13,879,000          $ 11,251,000

SUBCONTRACT AND OTHER
    DIRECT COSTS                                3,521,000             2,612,000
                                             ---------------       -------------
     Net service revenue                       10,358,000             8,639,000

COST OF SERVICES                                3,930,000             3,392,000
                                             ---------------       -------------
     Gross profit                               6,428,000             5,247,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    6,152,000             5,047,000
                                             ---------------       -------------
     Operating income                             276,000               200,000


OTHER INCOME (EXPENSE)
Interest and other income                           3,000                12,000
Interest expense                                   (4,000)               (8,000)
                                             ---------------       -------------
     Income before income taxes                   275,000               204,000

INCOME TAX EXPENSE                                120,000                90,000
                                             ---------------       -------------

     NET INCOME                             $     155,000            $  114,000
                                             ===============       =============

BASIC EARNING PER SHARE                            $  .34                $  .25
                                             ===============       =============
WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING                                   452,000               448,000
                                             ===============       =============


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                             JUNE 30,           MARCH 31,
ASSETS                                                                         2000                2000
------                                                                    -------------     ---------------

CURRENT ASSETS:
Cash                                                                   $    1,993,000      $       457,000
Accounts receivable, net of allowance for doubtful accounts of
     $130,000 and $131,000                                                  6,284,000            6,490,000
Unbilled service revenue                                                    5,030,000            5,179,000
Prepaid expenses and other current assets                                      66,000              159,000
Deferred income taxes                                                         431,000              431,000
                                                                          -------------       ------------
     Total current assets                                                  13,804,000           12,716,000

PROPERTY AND EQUIPMENT, net                                                 2,400,000            2,513,000

OTHER ASSETS                                                                  170,000              180,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
  BUSINESSES, net of accumulated amortization of $331,000
  and $313,000                                                              1,290,000            1,308,000
                                                                          -------------     --------------
                                                                        $  17,664,000        $  16,717,000
                                                                          =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Current portion of long-term debt                                         $   100,000        $     100,000
Accounts payable                                                            2,233,000            3,120,000
Accrued payroll                                                             1,009,000              466,000
Accrued incentive compensation                                              1,031,000              883,000
Accrued expenses                                                            1,180,000            1,268,000
Unearned service revenue                                                    4,064,000            2,919,000
                                                                           ------------      -------------
     Total current liabilities                                              9,617,000            8,756,000

LONG-TERM DEBT                                                                      0              100,000

DEFERRED INCOME TAXES                                                         173,000              173,000

OTHER LIABILITIES                                                             371,000              387,000
                                                                           ------------       ------------
     Total liabilities                                                     10,161,000            9,416,000
                                                                          -------------       ------------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
452,000 and 448,000 issued and outstanding                                      5,000                5,000
Paid-in capital                                                             3,617,000            3,570,000
Retained earnings                                                           3,881,000            3,726,000
                                                                          ---------------     ------------

     Total shareholders' equity                                             7,503,000            7,301,000
                                                                          ---------------     ------------
                                                                       $   17,664,000       $   16,717,000
                                                                          ===============     ============
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED JUNE 30


                                                                        2000              1999
                                                                   ---------------    --------------
OPERATING ACTIVITIES:
Net income                                                      $      155,000     $       114,000
Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                     245,000             239,000
     Deferred rent charges                                             (17,000)            (16,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service revenue                  355,000            (949,000)
     Other assets and prepaid expenses                                  89,000              48,000
     Accounts payable and accrued expenses                            (236,000)           (167,000)
     Unearned service revenue                                        1,145,000             538,000
                                                                   ---------------    --------------

     Net cash provided (used) by operating activities                1,736,000            (193,000)
                                                                   ---------------    --------------
INVESTING ACTIVITIES:
   Capital expenditures                                               (100,000)           (327,000)
                                                                   ---------------    --------------

     Net cash used by investing activities                            (100,000)           (327,000)
                                                                   ---------------    --------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                       (100,000)           (100,000)
   Net increase in credit line payable to bank                               0           1,292,000
                                                                   ---------------    --------------

     Net cash (used) provided by financing activities                 (100,000)          1,192,000
                                                                   ---------------    --------------

NET INCREASE IN CASH                                                 1,536,000             672,000

CASH AT BEGINNING OF YEAR                                              457,000              68,000
                                                                   ---------------    --------------

CASH AT END OF PERIOD                                           $    1,993,000     $       740,000
                                                                   ===============    ==============


See accompanying notes to consolidated financial statements.

BASIS OF PRESENTATION

1) The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.

3) The Company has acknowledged the SEC's recent release of SAB No. 101 "Revenue Recognition in Financial Statements". This guidance will be adopted in the fourth quarter of fiscal 2001 and is not expected to have a material impact on the Company's financial position, results of operations, or cash flow.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Gross revenue for the first three months of fiscal 2001 was $13.9 million as compared to $11.3 million for the first three months of fiscal 2000. This $2.6 million increase (23%) was due primarily to increased revenues in the aviation, aerospace/defense, and commercial programs as a result of current and prior year marketing efforts. A breakdown of gross revenues by program is set forth below for the first quarter of the fiscal year.

                                            FY 2001                  FY 2000
                                      ---------------          -----------------

Transportation                            $5,100,000               $5,000,000

Aviation                                   2,000,000                1,400,000

Aerospace/Defense                          1,900,000                  500,000

Public Infrastructure                      1,000,000                  900,000

Commercial                                 1,600,000                1,200,000

Institutional                              2,300,000                2,300,000
                                      ---------------          -----------------

Total                                    $13,900,000              $11,300,000
                                      ===============          =================


         Subcontract and other direct costs were 34% and 30% of net service revenues for the first three months of fiscal years 2001 and 2000, respectively. The 35% increase in fiscal 2001 corresponded to the increase in gross revenues.

         Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $10.4 million for the first three months of fiscal 2001 compared to $8.6 million for the first three months of fiscal 2000. This 20% increase also corresponded to the increase in gross revenues.

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38% and 39%, respectively for the first three months of fiscal 2001 and 2000. Gross profit, as a result, also remained consistent at 62% and 61% for the first three months of fiscal 2001 and 2000, respectively.

         Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $6.2 million in the first three months of fiscal 2001 from $5.0 million in the first three months of fiscal 2000. This 22% increase was due primarily to increases in personnel and associated costs. The number of employees grew to 506 at June 30, 2000 from 439 at June 30, 1999 as a result of the increased workload. Other increases in SG&A expenses were experienced in telephone expense, recruiting costs, reprographics, and rent expense. Also, as a result of the Company's increased earnings for the first three months of fiscal 2001, incentive compensation increased from the first three months of fiscal 2000.

         Net income was $155,000 for the first three months of fiscal 2001 as compared to $114,000 for the first three months of fiscal 2000. The increase in the first three months of fiscal 2001 was primarily a result of increased net service revenues.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000 the Company had cash of $1,993,000. The Company renegotiated its lending arrangements as of July 27, 2000 and now has in place a $3,000,000 line of credit. There were no borrowings on the line of credit. The line of credit agreement expires September 30, 2001.

         Cash flows from operations were positive for the first three months of fiscal year 2001 due primarily to decreases in accounts receivable and unbilled service revenue, and increases in unearned service revenue. Combined days outstanding for accounts receivable and unbilled service revenue were 74 days and 81 days at June 30, 2000 and 1999, respectively.

         The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2001. This statement is based on information that is currently available, however, a variety of factors could cause actual results to differ materially from expected results.

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




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.

Reynolds, Smith and Hills, Inc.

Dated:  August 11, 2000



/s/ Leerie T. Jenkins, Jr.                  Chairman of the Board
---------------------------------------     and Chief Executive Officer
Leerie T. Jenkins, Jr.                      (Principal Executive Officer)

/s/ Kenneth R. Jacobson                     Chief Financial Officer, Executive
------------------------------------        Vice President, and General Counsel
Kenneth R. Jacobson                         (Principal Financial and
                                            Accounting Officer)