Form 10-Q
period 2000-09-30
REYNOLDS SMITH & HILLS INC
filed 2000-11-14
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at September 30, 2000 was 453,140 shares.

PART 1:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------


                                                    Six Months Ended                    Three Months Ended
                                                      September 30                         September 30

                                                  2000               1999               2000               1999
                                             ---------------    ---------------    ---------------    ---------------




GROSS REVENUE                                $ 28,449,000       $ 22,602,000       $ 14,570,000       $ 11,352,000


SUBCONTRACT AND OTHER
     DIRECT COSTS                               6,995,000          4,967,000          3,474,000          2,355,000
                                             ---------------    ---------------    ---------------    ---------------

     Net service revenue                       21,454,000         17,635,000         11,096,000          8,997,000

COST OF SERVICES                                8,145,000          6,890,000          4,215,000          3,499,000
                                             ---------------    ---------------    ---------------    ---------------

     Gross profit                              13,309,000         10,745,000          6,881,000          5,498,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                   12,608,000         10,313,000          6,456,000          5,266,000
                                             ---------------    ---------------    ---------------    ---------------

     Operating income                             701,000            432,000            425,000            232,000


OTHER INCOME (EXPENSE)
Interest and other income                          26,000             24,000             23,000             12,000
Interest expense                                  ( 7,000)           (29,000)           ( 3,000)           (21,000)
                                             ---------------    ---------------    ---------------    ---------------
     Income before income taxes                   720,000            427,000            445,000            223,000

INCOME TAX EXPENSE                                303,000            185,000            183,000             94,000
                                             ---------------    ---------------    ---------------    ---------------
     NET INCOME                           $       417,000      $     242,000      $     262,000      $     129,000
                                             ===============    ===============    ===============    ===============

BASIC EARNING PER SHARE                      $        .92      $         .54      $         .58      $         .29
                                             ---------------    ---------------    ---------------    ---------------

WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING                                     453,000            448,000            453,000            448,000
                                             ===============    ===============    ===============    ===============




See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                              SEPT 30,           MARCH 31,

ASSETS                                                                         2000                2000
------
                                                                         ----------------    ----------------


CURRENT ASSETS:
Cash                                                                   $      4,000        $    457,000
Accounts receivable, net of allowance for doubtful accounts of
     $130,000 and $131,000                                                7,853,000           6,490,000
Unbilled service revenue                                                  5,383,000           5,179,000
Prepaid expenses and other current assets                                    79,000             159,000
Deferred income taxes                                                       431,000             431,000
                                                                         ----------------    ----------------

     Total current assets                                                13,750,000          12,716,000

PROPERTY AND EQUIPMENT, net                                               2,366,000           2,513,000

OTHER ASSETS                                                                171,000             180,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
  BUSINESSES, net of accumulated amortization of $359,000
  and $313,000                                                            1,261,000           1,308,000
                                                                         ----------------    ----------------

                                                                       $ 17,548,000        $ 16,717,000
                                                                         ================    ================

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt                    $    342,000        $    100,000
Accounts payable                                                          2,866,000           3,120,000
Accrued payroll                                                             531,000             466,000
Accrued incentive compensation                                              495,000             883,000
Accrued expenses                                                          1,249,000           1,268,000
Unearned service revenue                                                  3,749,000           2,919,000
                                                                         ----------------    ----------------
     Total current liabilities                                            9,232,000           8,756,000

LONG-TERM DEBT                                                                    0             100,000


DEFERRED INCOME TAXES                                                       173,000             173,000

OTHER LIABILITIES                                                           368,000             387,000
                                                                         ----------------    ----------------
     Total liabilities                                                    9,773,000           9,416,000
                                                                         ----------------    ----------------

SHAREHOLDERS EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
     453,000 and 448,000 issued and outstanding                               5,000               5,000
Paid-in capital                                                           3,627,000           3,570,000
Retained earnings                                                         4,143,000           3,726,000
                                                                         ----------------    ----------------
     Total shareholders' equity                                           7,775,000           7,301,000
                                                                         ----------------    ----------------

                                                                       $ 17,548,000        $ 16,717,000
                                                                         ================    ================
See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED SEPTEMBER 30

--------------------------------------------------------------------------------





                                                                        2000              1999
                                                                   ---------------    --------------

OPERATING ACTIVITIES:
Net income                                                      $      417,000     $      242,000
Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                     475,000            455,000
     Deferred rent charges                                             (19,000)           (23,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service revenue               (1,567,000)        (1,517,000)
     Other assets and prepaid expenses                                  75,000             35,000
     Accounts payable and accrued expenses                            (539,000)          (194,000)
     Unearned service revenue                                          830,000          1,144,000
                                                                   ---------------    --------------

     Net cash (used) provided by operating activities                 (328,000)           142,000
                                                                   ---------------    --------------

INVESTING ACTIVITIES:
   Capital expenditures                                               (267,000)          (636,000)
   Other                                                                     0              3,000
                                                                   ---------------    --------------

     Net cash used by investing activities                            (267,000)          (633,000)
                                                                   ---------------    --------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                       (100,000)           (100,000)
   Net increase in credit line payable to bank                         242,000             653,000
                                                                   ---------------    --------------

     Net cash provided by financing activities                         142,000             553,000
                                                                   ---------------    --------------

NET (DECREASE) INCREASE IN CASH                                       (453,000)             62,000

CASH AT BEGINNING OF PERIOD                                            457,000              68,000
                                                                   ---------------    --------------

CASH AT END OF PERIOD                                           $        4,000     $       130,000
                                                                   ===============    ==============


See accompanying notes to consolidated financial statements.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Gross revenue for the first six months of fiscal 2001 was $28.4 million as compared to $22.6 million for the first six months of fiscal 2000. This $5.8 million increase (25%) was due primarily to increased revenues in the transportation, aviation, aerospace/defense, and commercial programs as a result of current and prior year marketing efforts.

         Gross revenue for the second quarter of fiscal 2001 was $14.6 million as compared to $11.4 million for the second quarter of fiscal 2000. Revenues increased in five of the six programs with the exception of public infrastructure that showed no change.

         Subcontract and other direct costs were 32% and 28% of net service revenues for the first six months of fiscal years 2001 and 2000, respectively. This increase in fiscal 2001 relates to the increase in gross revenues, plus an increase in subconsultants and temporary staffing in the aerospace/defense program. Subcontract and other direct costs were 31% and 26% of net service revenues for the second quarter of fiscal years 2001 and 2000, respectively. This increase for the second quarter also corresponds to the increase in gross revenues and the increase in subconsultants and temporary staffing noted above for the six month period.

         Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $21.5 million for the first six months of fiscal 2001 compared to $17.6 million for the first six months of fiscal 2000. This 22% increase corresponds to the increase in gross revenues offset partially by the increase in direct costs. Net service revenue was $11.1 million for the second quarter of fiscal 2001 as compared to $9.0 million for the prior years quarter. This 23% increase also corresponds to the increase in gross revenues offset by the increase in direct costs.

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 37% and 39%, respectively for the first six months and the second quarter of fiscal 2001 and 2000. Gross profit, as a result, also remained consistent at 63% and 61% for the same periods of fiscal 2001 and 2000, respectively.

         Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $12.6 million in the first six months of fiscal 2001 from $10.3 million in the first six months of fiscal 2000. This 22% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 510 at September 30, 2000 from 450 at September 30, 1999 as a result of the increased workload. Other increases in SG&A expenses were experienced in cost of technology equipment, recruiting costs, office rent, and insurance premiums. Also, as a result of the Company"s increased earnings for the first six months of fiscal 2001, incentive compensation increased from the first six months of fiscal 2000.

         SG&A expenses increased to $6.5 million for the second quarter of fiscal 2001 from $5.3 million for the second quarter fiscal 2000. This 22% increase relates to the reasons set forth above for the six month period for fiscal years 2001 and 2000.

         Net income was $417,000 for the first six months of fiscal 2001 as compared to $242,000 for the first six months of fiscal 2000. Net income was $262,000 for the second quarter of fiscal 2001 as compared to $129,000 for the same period of fiscal 2000. These increases are primarily a result of increased net service revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of September 30, 2000 the Company had cash of $4,000. The Company renegotiated its lending arrangements as of July, 2000 and now has in place a $3.0 million line of credit. There was $2.8 million in borrowings available on the line of credit at September 30, 2000.

         Operations for the first six months of fiscal year 2001 generated a need for cash due primarily to increases in accounts receivable and unbilled service revenue. Combined days outstanding for accounts receivable and unbilled service revenue were 85 days and 94 days at September 30, 2000 and 1999, respectively.


         The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2001. This statement is based on information that is currently available, however, a variety of factors could cause actual results to differ materially from expected results.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk exposures to the Company are not material.

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

Dated:  November 9, 2000



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