Form 10-Q
period 2000-12-31
REYNOLDS SMITH & HILLS INC
filed 2001-02-14
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 31, 2000 was 453,140 shares.

PART 1:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------



                                                    Nine Months Ended                   Three Months Ended
                                                       December 31                          December 31

                                                  2000               1999               2000               1999
                                             ---------------    ---------------    ---------------    ---------------

GROSS REVENUE                                $ 42,406,000       $ 37,220,000       $ 13,957,000       $ 14,617,000

SUBCONTRACT AND OTHER
    DIRECT COSTS                               10,229,000          9,290,000          3,234,000          4,323,000
                                             ---------------    ---------------    ---------------    ---------------
     Net service revenue                       32,177,000         27,930,000         10,723,000         10,294,000

COST OF SERVICES                               12,166,000         10,771,000          4,021,000          3,880,000
                                             ---------------    ---------------    ---------------    ---------------
     Gross profit                              20,011,000         17,159,000          6,702,000          6,414,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                   19,110,000         16,098,000          6,502,000          5,783,000
                                             ---------------    ---------------    ---------------    ---------------
      Operating income                            901,000          1,061,000            200,000            631,000

OTHER INCOME (EXPENSE)
Interest and other income                          49,000             33,000             23,000              9,000
Interest expense                                   (9,000)           (46,000)            (2,000)           (17,000)
                                             ---------------    ---------------    ---------------    ---------------
     Income before income taxes                   941,000          1,048,000            221,000            623,000

INCOME TAX EXPENSE                                403,000            418,000            100,000            233,000
                                             ---------------    ---------------    ---------------    ---------------
     NET INCOME                              $    538,000       $    630,000       $    121,000       $    390,000
                                             ===============    ===============    ===============    ===============

BASIC EARNING PER SHARE                      $       1.19       $       1.41       $        .27       $        .87
                                             ---------------    ---------------    ---------------    ---------------

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                    453,000            448,000            453,000            448,000
                                             ===============    ===============    ===============    ===============


See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                              DEC 31,            MARCH 31,
ASSETS                                                                         2000                2000
------                                                                    ---------------     ---------------

CURRENT ASSETS:
Cash                                                                   $       226,000     $       457,000
Accounts receivable, net of allowance for doubtful accounts of
     $120,000 and $131,000                                                   6,139,000           6,490,000
Unbilled service revenue                                                     6,267,000           5,179,000
Prepaid expenses and other current assets                                      117,000             159,000
Deferred income taxes                                                          431,000             431,000
                                                                          ---------------     ---------------
     Total current assets                                                   13,180,000          12,716,000

PROPERTY AND EQUIPMENT, net                                                  2,400,000           2,513,000

OTHER ASSETS                                                                   180,000             180,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
     BUSINESSES, net ofaccumulated amortization
     of $388,000 and $313,000                                                1,233,000           1,308,000
                                                                          ---------------     ---------------

                                                                       $    16,993,000     $    16,717,000
                                                                          ===============     ===============

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Notes payable and current portion of long-term debt                    $       100,000     $       100,000
Accounts payable                                                             2,078,000           3,120,000
Accrued payroll                                                              1,042,000             466,000
Accrued incentive compensation                                                 653,000             883,000
Accrued expenses                                                               893,000           1,268,000
Unearned service revenue                                                     3,807,000           2,919,000
                                                                          ---------------     ---------------
     Total current liabilities                                               8,573,000           8,756,000

LONG-TERM DEBT                                                                       0             100,000

DEFERRED INCOME TAXES                                                          173,000             173,000

OTHER LIABILITIES                                                              351,000             387,000
                                                                          ---------------     ---------------

     Total liabilities                                                       9,097,000           9,416,000
                                                                          ---------------     ---------------

SHAREHOLDERS? EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
453,000 and 448,000 issued and outstanding                                       5,000               5,000
Paid-in capital                                                              3,627,000           3,570,000
Retained earnings                                                            4,264,000           3,726,000
                                                                          ---------------     ---------------

     Total shareholders' equity                                              7,896,000           7,301,000
                                                                          ---------------     ---------------

                                                                       $    16,993,000     $    16,717,000
                                                                          ===============     ===============

See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED DECEMBER 31


                                                                        2000               1999
                                                                   ---------------    --------------

OPERATING ACTIVITIES:
Net income                                                      $      538,000     $       630,000
Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                     700,000             691,000
     Deferred rent charges                                             (36,000)            (29,000)
     Other                                                              57,000              50,000
   Change in operating assets and liabilities:
        Accounts receivable and unbilled service revenue              (737,000)         (2,667,000)
        Other assets and prepaid expenses                               28,000              35,000
        Accounts payable and accrued expenses                       (1,071,000)          1,106,000
        Unearned service revenue                                       888,000           1,037,000
                                                                   ---------------    --------------

   Net cash provided by operating activities                           367,000             853,000
                                                                   ---------------    --------------

INVESTING ACTIVITIES:
   Capital expenditures                                               (498,000)           (839,000)
   Other                                                                     0               3,000
                                                                   ---------------    --------------

   Net cash used by investing activities                              (498,000)           (836,000)
                                                                   ---------------    --------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                       (100,000)           (100,000)
   Net increase in credit line payable to bank                               0             160,000
                                                                   ---------------    --------------

     Net cash (used) provided by financing activities                 (100,000)             60,000
                                                                   ---------------    --------------

NET (DECREASE) INCREASE IN CASH                                       (231,000)             77,000

CASH AT BEGINNING OF PERIOD                                            457,000              68,000
                                                                   ---------------    --------------

CASH AT END OF PERIOD                                           $      226,000     $       145,000
                                                                   ===============    ==============


See accompanying notes to consolidated financial statements.

BASIS OF PRESENTATION
---------------------

1) The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

2) Earnings per share of common stock are based on weighted average number of shares outstanding during each period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Gross revenue for the first nine months of fiscal 2001 was $42.4 million as compared to $37.2 million for the first nine months of fiscal 2000. This $5.2 million increase (14%) was due primarily to increased revenues in the transportation, aviation, aerospace/defense, and commercial programs as a result of current and prior year marketing efforts.

         Gross revenue for the third quarter of fiscal 2001 was $14.0 million as compared to $14.6 million for the third quarter of fiscal 2000. This 5% decrease occurred primarily in the institutional program.

         Subcontract and other direct costs remained relatively constant at 32% and 33% of net service revenues for the first nine months of fiscal years 2001 and 2000, respectively. Subcontract and other direct costs were 30% and 42% of net service revenues for the third quarter of fiscal years 2001 and 2000, respectively. This decrease for the third quarter was primarily due to a decrease in subconsultants in the institutional program as well as a decrease in subconsultants and temporary staffing in the aerospace/defense program.

         Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $32.2 million for the first nine months of fiscal 2001 compared to $27.9 million for the first nine months of fiscal 2000. This 15% increase corresponds to the increase in gross revenues. Net service revenue was $10.7 million for the third quarter of fiscal 2001 as compared to $10.3 million for the prior years quarter. This 4% increase is a result of reduced subcontract and other direct costs.

         Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38% for the first nine months and the third quarter of fiscal 2001 and 2000. Gross profit, as a result, also remained consistent at 62% for the same periods of fiscal 2001 and 2000.

         Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $19.1 million in the first nine months of fiscal 2001 from $16.1 million in the first nine months of fiscal 2000. This 19% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 520 at December 31, 2000 from 460 at December 31, 1999 as a result of the increased workload. Other increases in SG&A expenses were experienced in cost of technology equipment, recruiting costs, office rent, professional fees, and insurance premiums.

         SG&A expenses increased to $6.5 million for the third quarter of fiscal 2001 from $5.8 million for the third quarter fiscal 2000. This 12% increase occurred for the same reasons as set forth above for the nine-month period for fiscal years 2001 and 2000.

         Net income was $538,000 for the first nine months of fiscal 2001 as compared to $630,000 for the first nine months of fiscal 2000. Net income was $121,000 for the third quarter of fiscal 2001 as compared to $390,000 for the same period of fiscal 2000. These decreases are primarily a result of increased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of December 31, 2000 the Company had cash of $226,000 with $3.0 million of borrowings available under its revolving line of credit.

         Operations for the first nine months of fiscal year 2001 generated cash. Combined days outstanding for accounts receivable and unbilled service revenue were 81 days and 90 days at December 31, 2000 and 1999, respectively.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) There were no Form 8-K reports filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.

Reynolds, Smith and Hills, Inc.

Dated:  February 9, 2001



/s/ Leerie T. Jenkins, Jr.
---------------------------------------     Chairman of the Board
Leerie T. Jenkins, Jr.                      and Chief Executive Officer
                                            (Principal Executive Officer)

/s/ Kenneth R. Jacobson
------------------------------------        Chief Financial Officer, Executive
Kenneth R. Jacobson                         Vice President, and General Counsel
                                            (Principal Financial and
                                            Accounting Officer)