Form 10-K
period 2001-03-31
REYNOLDS SMITH & HILLS INC
filed 2001-06-25
CIK 860757

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-K


                    For the Fiscal Year Ended March 31, 2001

                                       of

                         REYNOLDS, SMITH AND HILLS, INC.



                              a Florida Corporation
                   IRS Employer Identification No. 59-2986466
                                        2

                             SEC File Number 0-18984


                               4651 Salisbury Road
                           Jacksonville, Florida 32256
                                 (904) 296-2000




     Reynolds, Smith and Hills, Inc. does not have any securities registered pursuant to Section 12(b) of the Act. Reynolds, Smith and Hills, Inc.'s Common Stock, $.01 par value per share, is registered pursuant to Section 12(g) of the Act.

     Reynolds, Smith and Hills, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Reynolds, Smith and Hills, Inc. is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

     The estimated aggregate market value of Reynolds, Smith and Hills, Inc.'s Common Stock held by non-affiliates as of June 22, 2001 was approximately $4,850,000. As of June 22, 2001, 457,080 shares of Reynolds, Smith and Hills, Inc.'s Common Stock, $.01 par value per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Reynolds, Smith and Hills, Inc.'s Proxy Statement dated June 22, 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K
Item
Number         CAPTION                                                     PAGE
------         -------                                                     ----

               PART I

Item  1. BUSINESS                                                              3

Item  2. PROPERTIES                                                            4

Item  3. LEGAL PROCEEDINGS                                                     5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY  HOLDERS                                            5

EXECUTIVE OFFICERS OF THE REGISTRANT                                           5

               PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS                                 6

Item  6. SELECTED FINANCIAL DATA                                               7

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          8

Item  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 11

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          11

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         11

               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT                                                  12

Item 11. EXECUTIVE COMPENSATION                                               12

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                              12

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       12

               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                         12

                                     PART I

Item 1.  BUSINESS

     Reynolds, Smith and Hills, Inc. (the "Company") is a professional service firm operating in the engineering, architectural design and environmental services industry. The Company was incorporated in the State of Florida in 1989. As used herein, the "Company" refers to Reynolds, Smith and Hills, Inc. and its subsidiaries.

     The Company provides a full range of architectural, engineering, planning and environmental services to public and private sector clients primarily in the southeastern United States. Specific industry markets are also served nationally and internationally. Services are provided through the following market-focused programs:

      *  Transportation  - Provides a full array of services to state, and local
         authorities  for  all  modes  of  transportation   including  highways,
         transit, rail and ports.

      *  Aviation - Serves airports, airlines, governmental agencies and private
         clients  providing   services  for  terminals  and  support  buildings,
         airfield facilities, and planning and environmental services.

      * Aerospace and Defense - Services NASA, Department of Defense, and commercial aerospace contractors in the development of launch and other facilities.

      * Public Infrastructure - Serves the needs of local governmental and quasi-governmental agencies supporting water, storm water, wastewater, parks and public buildings.

      * Commercial - Provides comprehensive services to corporate, commercial and industrial clients. Comprehensive services include facility design, land development, facility planning, and construction management.

      * Institutional - Provides services to educational, governmental and research-oriented clients. Services include planning and designing schools, courthouses, research and technical facilities.

     Competition.  The engineering and architectural services industry is highly
     -----------
competitive. The Company's competitors include large national firms as well as many small local firms. The Company competes with these firms on the basis of technical capabilities, qualifications of personnel, reputation, quality and price. Additionally, a local presence is important in certain areas. No one firm currently dominates a significant portion of the industry.

     Major Customers. For each of the years ended March 31, 2001, 2000 and 1999,
     ---------------
approximately 80% of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided approximately 25%, 30%, and 35% of total revenues for each of the fiscal years 2001, 2000 and 1999, respectively. The loss of a significant client such as the Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

     Backlog.  Gross  revenue  backlog is the estimated  revenue from  contracts
     -------
entered into with clients, less that portion which has been recognized as revenue. Backlog is subject to revision due to cancellations, modifications or changes in the scope of projects. There can be no assurance that signed contracts will ultimately be authorized or will not be canceled by clients in accordance with their terms. Net revenue backlog is estimated revenue excluding subconsultant and other direct costs and more accurately reflects the amounts to be earned for activities performed by the Company.

     The Company's gross backlog at March 31, 2001 was $53.8 million compared to $35.7 million at March 31, 2000. Net backlog was $37.6 million at March 31, 2001 as compared to $25.3 million at March 31, 2000. Approximately $33 million of services included in the Company's gross backlog as of March 31, 2001 will be performed in fiscal year 2002. The Company will receive additional revenue in fiscal year 2002 from sales generated during the year which are not included in the March 31, 2001 backlog.

     Governmental Contracts. Some service contracts with departments or agencies
     ----------------------
of federal, state, and local governments are subject to renegotiation of profits or termination at the election of the government. The Company is not aware of any adjustments that would have a material impact on the Company.

     Compliance with  Environmental  Laws.  Compliance  with federal,  state and
     ------------------------------------
local regulations which have been enacted or adopted relating to the protection of the environment is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Company. However, such compliance by the Company's clients may require the need for the environmental-related services that the Company provides.

     Employees.  At March 31, 2001 the Company employed 530 persons.
     ---------

Item 2.   PROPERTIES

     The Company leases its principal office space in Jacksonville, Florida, and seven branches occupy leased office space in the following Florida locations:
Fort Myers, Merritt Island, Miami, Orlando, Plantation, Tallahassee, and Tampa. The Company also maintains leased offices in Flint, Michigan; Houston, Texas; Naperville, Illinois; Duluth, Minnesota; and Charlotte, North Carolina.


In addition, the Company leases space at construction sites in various locations. These leases expire at various dates through fiscal year 2007. The current facilities are sufficient for the operation of the business.

Item 3.   LEGAL PROCEEDINGS

     The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against the engineering and architectural professions. These suits primarily allege professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which are not covered by insurance and which would have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company's professional liability insurance carrier for the two-year period ended June, 2000, is having financial difficulties and on May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of the insurance carrier's assets and business. The insurance carrier's parent company, Reliance Group Holdings Inc., filed for Chapter 11 bankruptcy protection on June 11, 2001. As a result of these combined actions, this insurance carrier may not be able to honor all future insured claims against the Company. It is not possible to predict the outcome of litigation against the Company and the amount of future claims that could be presented to the Company's insurance carrier. As such, management is unable to estimate the amount or range of loss that could arise from this situation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          The following persons serve as the executive officers of the Company:

Name                           Age      Position Held
----                           ---      -------------

Leerie T. Jenkins, Jr           52       Chairman of   the   Board   and   Chief
                                         Executive Officer

David K. Robertson              49       Chief Operating Officer, Executive Vice
                                         President,  Secretary,  Treasurer,  and
                                         Director

Kenneth R. Jacobson             51       Chief Financial Officer, Executive Vice
                                         President, and General Counsel

J. Ronald Ratliff               52       Executive Vice President and Director

Darold F. Cole                  59       Senior Vice President and Director

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


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are not presently traded on any public stock exchange or other public market. The Company had 227 shareholders of record at March 31, 2001, including persons owning stock through the Company's 401(k) plan. The Company pays no dividends on its common stock but instead reinvests earnings into the Company to fund growth. The Company does not intend on paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                                                        YEAR ENDED MARCH 31

                                                             2001            2000            1999            1998            1997

STATEMENT OF OPERATIONS DATA:

Gross revenue                                                $58,519         $51,818         $42,919         $37,122         $39,065

Net service revenue                                           44,407          38,102          31,583          26,734          27,397

Net income                                                       738             790             581             567
                                                                                                                                 593

Common stock per share data:

Basic earnings per share                                        1.63            1.76            1.29            1.25            1.30


Weighted average shares of
    common stock outstanding                                 453,000         448,000         452,000         455,000         455,000


BALANCE SHEET DATA:

Working capital                                                4,965           3,960           3,508           3,926           2,781

Total assets                                                  18,738          16,717          13,926          13,310          12,680

Long-term debt (less current portion)                              0             100             200               0               7

Common stockholders' equity                                    8,096           7,301           6,460           5,908           5,337


Item 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
          RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                                                  Year Ended March 31,

                                            2001         2000         1999

Gross revenue                               131.8%       136.0%       135.9%

Subcontract and other
 direct costs                                31.8         36.0         35.9
                                             ----         ----         ----

   Net service revenue                      100.0        100.0        100.0

Cost of services                             37.4         38.5         37.8
                                             ----         ----         ----

   Gross profit                              62.6         61.5         62.2

Selling, general, and
 administrative expenses                     59.8         57.9         59.3
                                             ----         ----         ----

   Operating income                           2.8          3.6          2.9

Other income (expense)                         .1          ---           .2
                                             ----         ----         ----

   Income before income taxes                 2.9          3.6          3.1

Income tax expense                            1.2          1.5          1.3
                                              ---          ---          ---

   Net income                                 1.7%         2.1%         1.8%
                                              ===          ===          ===


Gross revenue for fiscal 2001 was $58.5 million as compared to $51.8 million for fiscal 2000. This $6.7 million increase (13%) was due primarily to increased revenues in the transportation, aviation, aerospace/defense, and commercial programs. Current and prior year marketing efforts in these programs resulted in several large project awards. Revenue for fiscal 2000 was $51.8 million as compared to $42.9 million for fiscal 1999. This 21% increase was due primarily to increased revenues in the aviation, aerospace/defense and institutional programs.

     For each of the fiscal years ended March 31, 2001, 2000, and 1999, approximately 80% of the Company's revenues were generated from public sector clients.

     Subcontract and other direct costs were 32%, 36% and 36% of net service revenues for fiscal years 2001, 2000, and 1999, respectively. The institutional program reduced its use of sub-consultants in fiscal year 2000 by performing more engineering services in-house.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $44.4 million for fiscal 2001, $38.1 million for fiscal 2000, and $31.6 million for fiscal 1999. The respective 17% and 21% increases correspond primarily to the increases in gross revenues.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 37%, 39%, and 38%, respectively for fiscal years ended March 31, 2001, 2000, and 1999. Gross profit, as a result, was 63%, 61% and 62% for fiscal years 2001, 2000, and 1999, respectively.

     Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses remained fairly consistent as a percentage of net service revenue ranging from approximately 58% to 60% for each of the three previous fiscal years.

     SG&A expenses increased to $26.6 million in fiscal 2001 from $22.1 million in fiscal 2000. This 20% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 530 from 470 throughout fiscal year 2001 in response to an increased workload. Other increases in SG&A expenses were experienced in rent expense relating to expanded office space, marketing costs, equipment leases, consultants, and insurance. Also, as a result of the Company's increased earnings before incentive compensation in fiscal 2001 and the implementation of a new long-term incentive plan, incentive compensation increased $400,000 from fiscal 2000.

     SG&A expenses increased 18% to $22.1 million in fiscal 2000 from $18.7 million in fiscal 1999. This increase was due primarily to increases in personnel expenses relating to increased workload. The number of employees grew to 470 from 420 during fiscal year 2000. Other increases in SG&A expenses were experienced in rent expense relating to new office locations in Flint, Michigan, Houston, Texas, and Naperville, Illinois, along with expanded office space in both Orlando, Florida and Ft. Myers, Florida. In addition, increased expense occurred in hiring and relocation, communication, reprographic, depreciation, and office supplies. Incentive compensation increased $500,000 as a result of increased earnings over fiscal year 1999.

     Net income was  $738,000 in 2001,  $790,000 in 2000,  and $581,000 in 1999.
The decrease in fiscal 2001 was primarily a result of increased incentive compensation expense. Fiscal 2000 net income increased from fiscal 1999 primarily due to increased net service revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital measurements are set forth below:

                                                            March 31
                                                            --------
                                                    2001        2000        1999
                                                    ----        ----        ----

Working capital (in thousands)                    $4,965      $3,960      $3,508

Current ratio                                     1.49:1      1.45:1      1.53:1

Ratio of liabilities to equity                    1.31:1      1.29:1      1.16:1


     Cash flows from operations were positive for fiscal year ended March 31, 2001 due primarily to net income. Accounts receivable and unbilled service revenue increased in conjunction with the increase in revenues, and were mostly offset by increases in accounts payable and unearned service revenue. Combined days outstanding for accounts receivable and unbilled service revenue were 79 and 75 days for fiscal years ended March 31, 2001 and 2000, respectively. For fiscal year ended March 31, 2000 cash flows from operations were positive due primarily to net income. Increased revenues caused increases in accounts receivable and unbilled service revenues, offset by increases in accounts payable and unearned service revenues. For fiscal year ended March 31, 1999 cash flows from operations were negative.

     The Company has in place a line of credit that provides for borrowings up to $3,000,000 as of March 31, 2001, with interest at the lower of the bank's prime rate plus 0.1% or LIBOR plus 2.8%. There were no borrowings outstanding under the line of credit as of March 31, 2001. The borrowing agreement, which expires September 30, 2001, contains covenants related to working capital and debt to net worth. Substantially all of the Company's tangible assets are pledged as security pursuant to the borrowing agreement. The Company is in compliance with all provisions and expects that the agreement will be renewed.

     The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2002. This statement is based on information that is currently available.

Cautionary Notice Regarding Forward-Looking Statements

     Certain information contained in this report consists of forward-looking statements based on current expectations and plans that involve risks and uncertainties. Forward-looking statements frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. All forward-looking statements in this report are based on information that currently is available.

     The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company; (c) the timing of new awards and of funding for such awards; and
(d) the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed or maximum priced contracts.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that its exposure to market risks is immaterial. The Company holds no market-risk sensitive instruments for trading purposes. At present, the Company does not employ any derivative financial instruments, other financial instruments or derivative commodity instruments to hedge any market risk, and the Company does not currently plan to employ them in the near future. To the extent that the Company has borrowings outstanding under its credit facility, there may be market risk relating to the amount of borrowings due to the fact that the interest rate under the credit facility is variable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements of the registrant are set forth beginning on page 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Items 10 through 13.

     The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated June 22, 2001 and is incorporated herein by reference.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                            PAGE
                                                                            ----

(a)(1)   Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Statements of Income, years ended
                  March 31, 2001, 2000 and 1999                               16

         Consolidated Balance Sheets as of March 31,
                  2001 and 2000                                               17

         Consolidated Statements of Shareholders' Equity,
                  years ended March 31, 2001, 2000
                  and 1999                                                    18

         Consolidated Statements of Cash Flows, years
                  ended March 31, 2001, 2000 and 1999                         19

         Notes to Consolidated Financial Statements                           20

(a)(2)   Financial Statement Schedule

         Independent Auditors' Report                                         30

         Schedule II - Valuation and Qualifying Accounts                      31

(a)(3)   Exhibits


3.1*     Articles of Incorporation of the Company, as amended

3.2*     By-Laws of the Company

10.1** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Employee Stock Bonus Plan

10.2** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Nonqualified Stock Option Plan

10.3** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Incentive Stock Option Plan

21       List of Subsidiaries                                                 32

23       Consent of Deloitte & Touche LLP                                     33



* Filed in connection with and incorporated by reference to Registration Statement on Form 10 (filed January 15, 1991).
** Filed in connection with and incorporated by reference to the Company's September 30, 1997 Quarterly Report on Form 10-Q (filed November 12, 1997).

(b) Reports on Form 8-K

    No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Reynolds, Smith and Hills, Inc.

Dated: June 22, 2001          By /s/ Kenneth R. Jacobson
                                 -----------------------
                              Kenneth R. Jacobson
                              Chief Financial Officer, Executive Vice President,
                              and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                     Capacity                          Date
   ---------                     --------                          ----

/s/ Leerie T. Jenkins, Jr.       Chairman of the Board             June 22, 2001
-------------------------        and Chief Executive Officer
Leerie T. Jenkins, Jr.           (Principal Executive Officer)

/s/ David K. Robertson           Chief Operating Officer, Executive
-------------------------        Vice President, Secretary,
David K. Robertson               Treasurer, and Director           June 22, 2001

/s/ Kenneth R. Jacobson          Chief Financial Officer, Executive
-------------------------        Vice President, and General Counsel
Kenneth R. Jacobson              (Principal Financial and
                                 Accounting Officer)               June 22, 2001

/s/ Darold F. Cole               Director                          June 22, 2001
-------------------------
Darold F. Cole

/s/ J. Ronald Ratliff            Director                          June 22, 2001
-------------------------
J. Ronald Ratliff

-------------------------
David E. Thomas, Jr.             Director

-------------------------
R. Ray Goode                     Director

-------------------------
James W. Apthorp                 Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida


We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
---------------------------
Certified Public Accountants
Jacksonville, Florida
June 18, 2001

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
---------------------------------------------



                                                  2001                  2000                 1999
                                             ---------------       ---------------      ---------------




GROSS REVENUE                                  $ 58,519,000         $ 51,818,000         $ 42,919,000


SUBCONTRACT AND OTHER DIRECT COSTS               14,112,000           13,716,000           11,336,000
                                               ------------         ------------         ------------

     Net service revenue                         44,407,000           38,102,000           31,583,000

COST OF SERVICES                                 16,594,000           14,671,000           11,930,000
                                               ------------         ------------         ------------

     Gross profit                                27,813,000           23,431,000           19,653,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                     26,551,000           22,080,000           18,716,000
                                               ------------         ------------         ------------

     Operating income                             1,262,000            1,351,000              937,000



OTHER INCOME (EXPENSE)
Interest and other income                            41,000               30,000               81,000
Interest expense                                    (19,000)             (56,000)             (22,000)
                                               ------------         ------------         ------------

     Income before income taxes                   1,284,000            1,325,000              996,000


INCOME TAX EXPENSE                                  546,000              535,000              415,000
                                               ------------         ------------         ------------

     NET INCOME                                $    738,000         $    790,000         $    581,000
                                               ============         ============         ============


BASIC EARNING PER SHARE
                                               $       1.63         $       1.76         $       1.29
                                               ============         ============         ============

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                                         453,000              448,000              452,000
                                               ============         ============         ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31
--------------------------------------------------------------------------------


ASSETS                                                                         2001                   2000
                                                                          ---------------        ---------------



CURRENT ASSETS:
Cash                                                                        $   420,000            $   457,000
Accounts receivable, net of allowance for doubtful accounts of
     $115,000 and $131,000                                                    7,396,000              6,490,000
Unbilled service revenue                                                      6,440,000              5,179,000
Prepaid expenses and other current assets                                        95,000                159,000
Deferred income taxes                                                           718,000                431,000
                                                                            -----------            -----------

     Total current assets                                                    15,069,000             12,716,000

PROPERTY AND EQUIPMENT, net                                                   2,297,000              2,513,000

OTHER ASSETS                                                                    169,000                180,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
BUSINESSES, net of accumulated amortization of $417,000
and $313,000
                                                                              1,203,000              1,308,000
                                                                            -----------            -----------

                                                                            $18,738,000            $16,717,000
                                                                            ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                           $   100,000            $   100,000
Accounts payable                                                              3,238,000              3,120,000
Accrued expenses                                                              3,167,000              2,617,000
Unearned service revenue                                                      3,599,000              2,919,000
                                                                            -----------            -----------

     Total current liabilities                                               10,104,000              8,756,000

LONG-TERM DEBT                                                                    ---                  100,000

DEFERRED INCOME TAXES                                                           204,000                173,000

OTHER LIABILITIES                                                               334,000                387,000
                                                                            -----------            -----------

     Total liabilities                                                       10,642,000              9,416,000
                                                                            -----------            -----------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)


SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
453,000 and 448,000 issued and outstanding                                        5,000                  5,000
Paid-in capital                                                               3,627,000              3,570,000
Retained earnings                                                             4,464,000              3,726,000
                                                                            -----------            -----------

     Total shareholders' equity                                               8,096,000              7,301,000
                                                                            -----------            -----------

                                                                            $18,738,000            $16,717,000
                                                                            ===========            ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

                                            Common Stock

                                                                     Paid-In        Retained
                                         Shares          Amount      Capital        Earnings        Total
                                       -----------------------------------------------------------------------


BALANCE, MARCH 31, 1998                 455,000          5,000      3,541,000      2,362,000      5,908,000

Issuance of common stock,
net of issuance costs                     5,000            ---         63,000            ---         63,000

Repurchase of common stock              (16,000)        (1,000)       (84,000)        (7,000)       (92,000

Net income                                                                           581,000        581,000
                                       -----------------------------------------------------------------------


BALANCE, MARCH 31, 1999                 444,000          4,000      3,520,000      2,936,000      6,460,000

Issuance of common stock, net
     of issuance costs                    4,000          1,000         50,000            ---         51,000

Net income                                                                           790,000        790,000
                                       -----------------------------------------------------------------------

BALANCE, MARCH 31, 2000                 448,000          5,000      3,570,000      3,726,000      7,301,000

Issuance of common stock, net
        Of issuance costs                 5,000            ---         57,000            ---         57,000

Net income                                                                           738,000        738,000
                                       -----------------------------------------------------------------------
BALANCE, MARCH 31, 2001                 453,000    $     5,000    $ 3,627,000    $ 4,464,000    $ 8,096,000
                                       =======================================================================













See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31
------------------------------------------------------------------------------------------------------------------------------------



                                                                 2001               2000              1999
                                                             --------------    ---------------    --------------

OPERATING ACTIVITIES:
Net income                                                  $   738,000        $   790,000       $   581,000
Adjustments to reconcile net income to net cash

     Depreciation and amortization                              937,000            934,000           817,000
     Deferred income taxes                                     (256,000)          (222,000)          (23,000)
     Loss on disposal of fixed assets                            19,000             24,000            11,000
     Deferred rent charges                                      (69,000)           (51,000)          (63,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service
     revenue                                                 (2,167,000)        (1,996,000)       (1,832,000)
     Other assets and prepaid expenses                           61,000           (89,000)            37,000
     Accounts payable and accrued expenses                      741,000            868,000           303,000
     Unearned service revenue                                   680,000          1,280,000          (415,000)
                                                            -----------        -----------       -----------
     Net cash provided (used) by operating activities           684,000          1,538,000          (584,000)
                                                            -----------        -----------       -----------
INVESTING ACTIVITIES:
   Capital expenditures                                        (621,000)        (1,052,000)       (1,185,000)
   Purchase of subsidiary                                             0                  0          (387,000)
   Proceeds from sale of fixed assets                                 0              3,000             6,000
                                                            -----------        -----------       -----------
     Net cash used by investing activities                     (621,000)        (1,049,000)       (1,566,000)
                                                            -----------        -----------       -----------
FINANCING ACTIVITIES:
   Repayments of long-term debt                                (100,000)          (100,000)          (55,000)
   Repurchase of common stock                                         0                  0           (92,000)
   Net proceeds from issuance of common stock                         0                  0             1,000
                                                            -----------        -----------       -----------
     Net cash used by financing activities                     (100,000)          (100,000)         (146,000)
                                                            -----------        -----------       -----------

NET INCREASE (DECREASE) IN CASH                                 (37,000)           389,000        (2,296.000)

CASH AT BEGINNING OF YEAR                                       457,000             68,000         2,364,000
                                                            -----------        -----------       -----------

CASH AT END OF YEAR                                         $   420,000        $   457,000       $    68,000
                                                            ===========        ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID:
   Interest                                                 $    19,000        $    57,000       $    20,000
   Income taxes                                                 687,000            930,000           383,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note payable - owner financing                                 -----              -----           300,000
   Stock bonuses issued                                          57,000             50,000            62,000





See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Reynolds,  Smith and Hills, Inc. (the Company) is a
     ---------------------
     professional service firm operating in the engineering and architectural design services industry. The Company provides a full range of architectural, engineering, planning and environmental services.

     The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

     Use of Estimates - The  preparation  of financial  statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Revenue  Recognition - Revenue from contract  services is recognized on the
     --------------------
     percentage-of-completion method. Revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that incurred costs bear to estimated total costs. In the event of an anticipated loss, the entire amount of the loss is charged to current operations.

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

     Property  and  Equipment  -  Property  and  equipment  is  stated  at cost.
     ------------------------
     Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. Property and equipment is periodically reviewed by management for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



     Cost in Excess of Net Assets of Acquired Businesses - Cost in excess of net
     ---------------------------------------------------
     assets of acquired businesses is being amortized on the straight-line method over periods varying from fifteen to twenty years. The carrying value of cost in excess of net assets of acquired business is periodically reviewed by management and impairment, if any, is recognized when the projected undiscounted cash flows are less than the carrying value.

     Income Taxes - The Company and its subsidiaries file  consolidated  Federal
     ------------
     income tax returns. Deferred income taxes result from temporary differences which arise from certain transactions being reported in different periods for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

     Basic Earnings Per Share - Basic earnings per share is computed by dividing
     ------------------------
     net income by the weighted average number of common shares outstanding. Options outstanding to purchase common stock had no significant dilutive effect.

     Cash  Equivalents  - The  Company  considers  cash on hand and cash held in
     -----------------
     banks subject to immediate withdrawal to represent cash.

     New Accounting Standard - In 1998 the Financial  Accounting Standards Board
     -----------------------
     issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for such activities. In 1999 the FASB deferred the effective date of the standard to fiscal years beginning after June 15, 2000. Effective April 1, 2001, the Company adopted the provisions of SFAS 133. There was no impact to the financial statements.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31:

                                                     2001                2000
                                                     ----                ----

Leasehold improvements                          $   384,000         $   349,000
Furniture & equipment                             4,862,000           6,147,000
                                                  ---------           ---------
                                                  5,246,000           6,496,000
Accumulated depreciation                         (2,949,000)         (3,983,000)
                                                 ----------          ----------
                                                $ 2,297,000         $ 2,513,000
                                                ===========         ===========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


     The Company recorded depreciation expense of $818,000, $807,000, and $694,000 for the years ended March 31, 2001, 2000 and 1999, respectively.


3.   ACCRUED EXPENSES

     Accrued expenses consist of the following at March 31:

                                                        2001               2000
                                                        ----               ----

Accrued payroll                                     $  554,000        $  466,000
Accrued vacation pay                                   375,000           363,000
Accrued incentive compensation                       1,325,000           883,000
Other                                                  913,000           905,000
                                                       -------           -------
                                                    $3,167,000        $2,617,000
                                                    ==========        ==========


4.   DEBT

     Long-term debt consists of the following at March 31:

                                                       2001              2000
Note payable; interest at 8%
maturing May 7, 2001
$100,000 due annually                               $ 100,000         $ 200,000

Less current portion                                 (100,000)         (100,000)
                                                     --------          --------
Total long-term debt                                $ -----           $ 100,000
                                                    =========         =========

     The Company has in place a line of credit that provides for borrowings up to $3,000,000 as of March 31, 2001, with interest at the lower of the bank's prime rate plus 0.1% or LIBOR plus 2.8%. There were no borrowings outstanding under the line of credit as of March 31, 2001. The borrowing agreement, which expires September 30, 2001, contains covenants related to working capital and debt to net worth. Substantially all of the Company's tangible assets are pledged as security pursuant to the borrowing agreement.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

5.   INCOME TAXES

     The provision for income taxes for the years ended March 31 consist of the following:




                       2001         2000          1999
                       ----         ----          ----
Current:
 Federal            $ 667,000    $ 629,000    $ 354,000
 State                136,000      128,000       84,000
Deferred:
 Federal             (215,000)    (184,000)     (19,000)
 State               ( 42,000)     (38,000)     ( 4,000)
                     --------      -------      -------
                    $ 546,000    $ 535,000    $ 415,000
                    =========    =========    =========


         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:

                                         2001            2000            1999
Amount computed
  using statutory rate                $ 437,000       $ 450,000       $ 339,000
Increase in taxes
  resulting from:
State income taxes                       70,000          68,000          53,000
Goodwill amortization                    20,000           8,000           9,000
Meals and entertainment                  82,000          59,000          53,000
Other                                   (63,000)        (50,000)        (39,000)
                                        -------         -------         -------
                                      $ 546,000       $ 535,000       $ 415,000
                                      =========       =========       =========



     The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31: 2001 2000

Deferred tax asset                                 $ 800,000          $ 680,000
Deferred tax liability                              (286,000)          (422,000)
                                                    --------           --------
Total deferred taxes                               $ 514,000          $ 258,000
                                                   =========          =========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



     The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:

                                             2001         2000
                                             ----         ----
Assets:
  Allowance for doubtful accounts        $  45,000    $  50,000
  Allowance for warranty claims            105,000      109,000
  Excess rental expense over payments       48,000       75,000
  Accruals not currently deductible        602,000      446,000
                                           -------      -------
                                         $ 800,000    $ 680,000
                                         =========    =========
Liability:
  Excess of tax over book depreciation   $(253,000)   $(249,000)
  Accrued Liabilities                     ( 33,000)    ( 59,000)
  Capitalized expenses                       -0-       (114,000)
                                          --------     --------
                                         $(286,000)   $(422,000)
                                         =========    =========


6.   LEASES

     The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2007. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs. Rent expense for the years ended March 31, 2001, 2000 and 1999 amounted to $2,994,000, $2,567,000 and $2,402,000, respectively.

     Future minimum payments under noncancellable operating leases are as follows:

                                                       Operating
                                                         Leases
                                                         ------

                           2002                      $ 2,822,000
                           2003                        2,442,000
                           2004                        1,114,000
                           2005                          594,000
                           2006                          152,000
                           2007                           42,000
                                                          ------
         Total minimum payments                      $ 7,166,000
                                                     ===========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

7.   CONTINGENCIES

     The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against the engineering and architectural professions. These suits primarily allege professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which are not covered by insurance and which would have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company's professional liability insurance carrier for the two-year period ended June, 2000, is having financial difficulties and on May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of the insurance carrier's assets and business. The insurance carrier's parent company, Reliance Group Holdings Inc., filed for Chapter 11 bankruptcy protection on June 11, 2001. As a result of these combined actions, this insurance carrier may not be able to honor all future insured claims against the Company. It is not possible to predict the outcome of litigation against the Company and the amount of future claims that could be presented to the Company's insurance carrier. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


     For each of the years ended March 31, 2001, 2000 and 1999, approximately 80% of the Company's business is with departments or agencies of federal, state and local governments. These contracts may be subject to renegotiation or termination at the election of the government. The Company is subject to examination by certain governmental agencies for which it provides services. In management's opinion the results of any examination would not have a significant effect on the Company's financial position.


8.   EMPLOYEE BENEFIT PLAN

     The Company sponsors a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 50% of each participant's contribution, up to the 6% level of the participant's contribution. In fiscal 2000 the Company's matching percentage was increased to 50% from 25%. For the years ended March 31, 2001, 2000 and 1999, the Company contributed $576,000, $362,000 and $161,000, respectively. Participants in the plan have the option to purchase shares of the Company's common stock.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

9.   STOCK COMPENSATION PLANS

     The Company has stock-based compensation plans under which selected employees receive stock awards and stock options. The plans provide for the grant of stock, incentive stock options, and non-qualified stock options.

     The total number of shares of common stock represented by awards granted to employees for the years ended March 31, 2001, 2000, and 1999, was 1,000, zero, and 1,000, respectively.

     Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have no more than a 10-year term and vest within five years from the date of grant.

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and as permitted by that standard applies Accounting Principles Board Opinion No. 25. The impact on net income and earnings per share had the Company adopted the optional recognition provisions of SFAS 123 would not be material.

     Presented below is a summary of the stock options and the related transactions for the years ended March 31, 2001 and 2000.

                                   2001                       2000
                             ------------------         -----------------
                                       Weighted                  Weighted
                                        Average                   Average
                                       Exercise                  Exercise
                             Shares      Price          Shares     Price
                             ------      -----          ------     -----
Outstanding,                 39,000    $13              29,000    $12
  beginning of year
Granted                         -        -              14,000     15
Exercised                       -        -                 -        -
Forfeited                   ( 3,000)    11              (4,000)    11
                            -------     --              ------     --
Outstanding,
  end of year                36,000    $14              39,000    $13
                            =======                     ======
Exercisable                  22,000                     14,000

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

     The following table summarizes the status of stock options outstanding at March 31, 2001:

                      Options Outstanding                    Options Exercisable
                      -------------------                    -------------------

                             Weighted
                              Average         Weighted                 Weighted
   Range of                  Remaining        Average                  Average
   Exercise                  Contractual      Exercise                 Exercise
    Prices        Shares     Life (years)       Price       Shares       Price
    ------        ------     -------------------------      ------       -----

    $12-$17       36,000           5          14            22,000       13


10.  FINANCIAL INSTRUMENTS

     The Company used the following methods and assumptions to estimate the fair value of the following financial instrument:

              Debt.  Interest rates that are currently  available to the Company
              ----
              for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.


11.  RELATED PARTY TRANSACTION

     The Company has notes receivable outstanding from officers of the Company totaling $95,000 and $108,000 at March 31, 2001 and 2000, respectively. The loans, with interest at 8.5% per year, mature in 2006. Principal and interest are paid biweekly.


12.  SEGMENT INFORMATION

     The Company's organizational structure is based on the needs of its customers, with each unit serving a particular group of customers that have common characteristics. The Company's reportable segments are Transportation, Aviation, Aerospace/Defense, Public Infrastructure, Commercial, and Institutional.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

     The Transportation segment is responsible for providing a full array of services to state and local authorities for all modes of transportation including highway, transit, rail, and ports. The Aviation segment serves airports, airlines, governmental agencies and private clients providing services for terminals, support buildings, and airfields. Aerospace/Defense services NASA, Department of Defense, and commercial aerospace contractors in the development of launch and other facilities. Public Infrastructure serves the needs of local governmental and quasi-governmental agencies supporting water, storm water, wastewater, parks and public buildings. The Commercial segment provides comprehensive services to corporate, commercial and industrial clients. Institutional provides services to educational, governmental and research-oriented clients.

     Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting financial performance. Segment performance is evaluated based on income before income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (see Note
     1). Reconciling amounts include incentive compensation expense not allocated to the segments. Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

     Revenues from the Florida Department of Transportation account for approximately 25%, 30%, and 35% of consolidated revenues in the years ended March 31, 2001, 2000, and 1999, respectively, all in the Transportation segment. The loss of this customer could materially and adversely affect the Company's operating results.



                                                 Revenue                        Income before income taxes
                              ----------------------------------------        ---------------------------------------
Year ended March 31              2001            2000            1999            2001            2000            1999
                                 ----            ----            ----            ----            ----            ----
(in thousands)

Transportation                $ 22,354        $ 19,463        $ 19,084        $    508        $  1,296        $  1,237
Aviation                        10,190           8,254           3,845           1,159             815             188
Aerospace/Defense                5,944           4,932           2,628             546             424             121
Public Infrastructure            4,002           3,957           3,711             (93)             86             (32)
Commercial                       6,334           5,138           5,227             832             427             430
Institutional                    9,695          10,074           8,424            (375)           (840)           (555)
Reconciling Amounts                                                             (1,293)           (883)           (393)
                              -----------------------------------------       -----------------------------------------
Consolidated                  $ 58,519        $ 51,818        $ 42,919        $  1,284        $  1,325        $    996
                              =========================================       =========================================

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

13.  QUARTERLY RESULTS (UNAUDITED)

(in thousands, except per share amounts)

                                   First           Second           Third           Fourth
                                   Quarter         Quarter          Quarter         Quarter          Total
                                   -------         -------          -------         -------          -----
Year ended March 31, 2001
Gross Revenue                      $13,879         $14,570          $13,957         $16,113        $58,519
Gross Profit                         6,428           6,881            6,702           7,802         27,813
Net Income                             155             262              121             200            738
Earnings per share                     .34             .58              .27             .44           1.63


Year ended March 31, 2000
Gross Revenue                      $11,251         $11,352          $14,617         $14,598        $51,818
Gross Profit                         5,247           5,498            6,414           6,272         23,431
Net Income                             114             129              390             157            790
Earnings per share                     .25             .29              .87             .35           1.76

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, FL

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated June 18, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte and Touche LLP
----------------------------
Certified Public Accountants
Jacksonville, FL
June 18, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                         REYNOLDS, SMITH AND HILLS, INC.


                                                               ADDITIONS:             DEDUCTIONS:

                                         BALANCE AT          CHARGED TO COST                                 BALANCE AT
                                        BEGINNING OF          AND EXPENSES                                      END
          DESCRIPTION                      PERIOD                                     WRITE-OFFS             OF PERIOD

---------------------------------     -----------------     ------------------     ------------------     -----------------
Year ended March 31, 2001:
    Allowance for
         Doubtful accounts                $131,000              $ 10,000               ($26,000)               $115,000

Year ended March 31, 2000:
    Allowance for
         Doubtful accounts                $181,000                 -----               ($50,000)               $131,000

Year ended March 31, 1999:
    Allowance for
         Doubtful accounts                $162,000              $ 29,000               ($10,000)               $181,000


                                   Exhibit 21



                          List of Material Subsidiaries
                          -----------------------------



1.   Reynolds, Smith and Hills CS, Incorporated
     (a Florida corporation)

                                   Exhibit 23



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements number 33-33536, 33-40551, 33-40552, 33-40553, 33-40554, 33-51100, 33-51102, 33-51320,
and 333-40237 of Reynolds, Smith and Hills, Inc. on Form S-8 of our report dated June 18, 2001 appearing in this Annual Report on form 10-K of Reynolds, Smith and Hills, Inc. for the years ended March 31, 2001, 2000 and 1999.


/s/ Deloitte and Touche LLP
----------------------------
Certified Public Accountants
Jacksonville, FL
June 22, 2001