Form 10-Q
period 2001-06-30
REYNOLDS SMITH & HILLS INC
filed 2001-08-10
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at June 30, 2001 was 457,080 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------




                                               2001              2000
                                         ---------------    ---------------


GROSS REVENUE                              $16,441,000       $13,879,000

SUBCONTRACT AND OTHER
   DIRECT COSTS                              4,409,000         3,521,000
                                           -----------       -----------

   Net service revenue                      12,032,000        10,358,000

COST OF SERVICES                             4,711,000         3,930,000
                                           -----------       -----------
     Gross profit                            7,321,000         6,428,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                   6,887,000         6,152,000
                                           -----------       -----------
     Operating income                          434,000           276,000

OTHER INCOME (EXPENSE)
Interest and other income                       15,000             3,000
Interest expense                                (4,000)           (4,000)
                                           -----------       -----------
     Income before income taxes                445,000           275,000


INCOME TAX EXPENSE                             206,000           120,000
                                           -----------       -----------

     NET INCOME                            $   239,000       $   155,000
                                           ===========       ===========

BASIC EARNING PER SHARE                    $       .52       $       .34
                                           ===========       ===========

WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                                 457,000           452,000
                                           ===========       ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    JUNE 30,           MARCH 31,

ASSETS                                                                                                2001                2001
------                                                                                           ---------------     ---------------


CURRENT ASSETS:
Cash                                                                                              $   160,000            $   420,000
Accounts receivable, net of allowance for doubtful accounts of
   $115,000 and $115,000                                                                            9,374,000              7,396,000
Unbilled service revenue                                                                            6,152,000              6,440,000
Prepaid expenses and other current assets                                                             116,000                 95,000
Deferred income taxes                                                                                 718,000                718,000
                                                                                                  -----------            -----------
   Total current assets                                                                            16,520,000             15,069,000

PROPERTY AND EQUIPMENT, net                                                                         2,276,000              2,297,000

OTHER ASSETS                                                                                          165,000                169,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $446,000
   and $417,000                                                                                     1,174,000              1,203,000
                                                                                                  -----------            -----------
                                                                                                  $20,135,000            $18,738,000
                                                                                                  ===========            ===========
LIABILITIES AND SHAREHOLDERS" EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                            $         ------            $   100,000
Accounts payable                                                                                    2,917,000              3,238,000
Accrued payroll                                                                                     1,190,000                554,000
Accrued incentive compensation                                                                      1,643,000              1,325,000
Accrued expenses                                                                                    1,152,000              1,288,000
Unearned service revenue                                                                            4,331,000              3,599,000
                                                                                                  -----------            -----------
   Total current liabilities                                                                       11,233,000             10,104,000


DEFERRED INCOME TAXES                                                                                 204,000                204,000

OTHER LIABILITIES                                                                                     318,000                334,000
                                                                                                  -----------            -----------
   Total liabilities                                                                               11,755,000             10,642,000
                                                                                                  -----------            -----------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
   457,000 and 453,000 issued and outstanding                                                           5,000                  5,000
Paid-in capital                                                                                     3,672,000              3,627,000
Retained earnings                                                                                   4,703,000              4,464,000
                                                                                                  -----------            -----------

     Total shareholders' equity                                                                     8,380,000              8,096,000
                                                                                                  -----------            -----------
                                                                                                  $20,135,000            $18,738,000
                                                                                                  ===========            ===========
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------


                                                                                                   2001                   2000
                                                                                              ---------------        ---------------
OPERATING ACTIVITIES:
Net income                                                                                     $   239,000            $   155,000
Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                                                230,000                245,000
      Deferred rent charges and other                                                              (16,000)               (17,000)
    Change in operating assets and liabilities:
      Accounts receivable and unbilled service revenue                                          (1,690,000)               355,000
      Other assets and prepaid expenses                                                            (17,000)                89,000
      Accounts payable and accrued expenses                                                        543,000               (236,000)
      Unearned service revenue                                                                     732,000              1,145,000
                                                                                               -----------            -----------
     Net cash provided by operating activities                                                      21,000              1,736,000
                                                                                               -----------            -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                                           (181,000)              (100,000)
                                                                                               -----------            -----------
     Net cash used by investing activities                                                        (181,000)              (100,000)
                                                                                               -----------            -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                   (100,000)              (100,000)
                                                                                               -----------            -----------
     Net cash used by financing activities                                                        (100,000)              (100,000)
                                                                                               -----------            -----------
NET (DECREASE) INCREASE IN CASH                                                                   (260,000)             1,536,000

CASH AT BEGINNING OF YEAR                                                                          420,000                457,000
                                                                                               -----------            -----------
CASH AT END OF PERIOD                                                                          $   160,000            $ 1,993,000
                                                                                               ===========            ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1)       ACCOUNTING POLICIES

         The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of the Company for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

2)       PER SHARE DATA

         Earnings per share of common stock are based on weighted average number of shares outstanding during each period.


3)       RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Corporation adopts the Statement on April 1, 2002.

         Management is currently assessing the impact FAS No. 141 and FAS No. 142 will have on our results of operations.

4)       CONTINGENCIES

         The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against the engineering and architectural professions. These suits primarily allege professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. There are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which are not covered by insurance and which would have a material adverse effect on the Company's financial position, results of operations, or cash flows. However, the Company's professional liability insurance carrier for the two-year period ended June, 2000, was having financial difficulties and on May 29, 2001, a Pennsylvania Court entered an order appointing the Pennsylvania Insurance Commissioner as Rehabilitator and directing the Rehabilitator to take immediate possession of the insurance carrier's assets and business. The insurance carrier's parent company, Reliance Group Holdings Inc., filed for Chapter 11 bankruptcy protection on June 11, 2001. As a result of these combined actions, this insurance carrier may not be able to honor all future insured claims against the Company. It is not possible to predict the outcome of litigation against the Company and the amount of future claims that could be presented to the Company's insurance carrier. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


5)       SEGMENT INFORMATION

         The Company has identified six reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):

         Revenue
                                                      Three Months Ended June 30
                                                      --------------------------
                                                      2001                 2000
                                                      ----                 ----

         Transportation                             $ 6,615              $ 5,107
         Aviation                                     3,375                1,981
         Aerospace/Defense                            1,391                1,871
         Public Infrastructure                        1,055                  998
         Commercial                                   1,435                1,564
         Institutional                                2,570                2,358
                                                      -----                -----
         Consolidated                               $16,441              $13,879
                                                    =======              =======

         Income before income taxes
                                                     Three Months Ended June 30
                                                     --------------------------
                                                     2001                  2000
                                                     ----                  ----

         Transportation                             $  45                 $  51
         Aviation                                     374                    61
         Aerospace/Defense                            179                   177
         Public Infrastructure                        (63)                   30
         Commercial                                   156                   222
         Institutional                                 51                  (118)
         Corporate overhead                          (297)                 (148)
                                                     ----                  ----
         Consolidated                               $ 445                 $ 275
                                                    =====                 =====


         Assets of the segment groups are not relevant for management of the business nor for disclosure.


Item 2. MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Gross revenue for the first three months of fiscal 2002 was $16.4 million as compared to $13.9 million for the first three months of fiscal 2001. This $2.5 million increase (18%) was due primarily to increased revenues in the transportation and aviation programs as a result of current and prior year marketing efforts.

     Subcontract and other direct costs were $4.4 million and $3.5 million for the first three months of fiscal 2002 and 2001, respectively. This represents a 25% increase which is due primarily to the increase in gross revenue. As a percent of net service revenue, subcontract and other direct costs were 37% and 34%, respectively, for the two periods. This reflects an increase in the use of subconsultants in the transportation and aviation programs.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $12.0 million for the first three months of fiscal 2002 compared to $10.4 million for the first three months of fiscal 2001. This 16% increase corresponds primarily to the increase in gross revenues.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 39% and 38%, respectively, for the first three months of fiscal 2002 and 2001. Gross profit, as a result, also remained consistent at 61% and 62% for the first three months of fiscal 2002 and 2001, respectively.

     Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $6.9 million in the first three months of fiscal 2002 from $6.2 million in the first three months of fiscal 2001. This 12% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 550 at June 30, 2001 from 510 at June 30, 2000 as a result of the increased workload. Other increases in SG&A expenses were experienced in office rent expense and cost of technology equipment. Also, as a result of the Company"s increased earnings for the first three months of fiscal 2002, incentive compensation increased from the first three months of fiscal 2001.

     Net income was $239,000 for the first three months of fiscal 2002 as compared to $155,000 for the first three months of fiscal 2001. The increase in the first three months of fiscal 2002 was primarily a result of increased net service revenues.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 2001 the Company had cash of $160,000 with $3.0 million of borrowings available under its revolving line of credit.

     Operations for the first three months of fiscal year 2002 generated net cash after funding an increase in accounts receivable and unbilled service revenue. This increase was due to the growth of revenue and an increase in the combined days outstanding to 87 days from 70 days as of June 30, 2001 and 2000, respectively. Accounts payable and unearned service revenue also increased to partially offset the increase of accounts receivable and unbilled service revenue.

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


PART II:  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (b) Form 8-K, filed June 15, 2001, providing information involving the Company's professional liability insurance carrier.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.


Reynolds, Smith and Hills, Inc.

Dated:  August 10, 2001



/s/ Leerie T. Jenkins, Jr.                  Chairman of the Board
--------------------------                  and Chief Executive Officer
Leerie T. Jenkins, Jr.                      (Principal Executive Officer)



/s/ Kenneth R. Jacobson                     Chief Financial Officer, Executive
-----------------------                     Vice President, and General Counsel
Kenneth R. Jacobson                         (Principal Financial and
                                            Accounting Officer)