Form 10-Q
period 2001-09-30
REYNOLDS SMITH & HILLS INC
filed 2001-11-14
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at September 30, 2001 was 458,580 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                     Six Months Ended                    Three Months Ended
                                                       September 30                         September 30

                                                  2001               2000               2001               2000
                                             ---------------    ---------------    ---------------    ---------------


GROSS REVENUE                                 $ 33,546,000       $ 28,449,000       $ 17,105,000       $ 14,570,000


SUBCONTRACT AND OTHER
    DIRECT COSTS                                 9,100,000          6,995,000          4,691,000          3,474,000
                                               ------------       ------------       ------------       ------------


Net service revenue                             24,446,000         21,454,000         12,414,000         11,096,000

COST OF SERVICES                                 9,368,000          8,145,000          4,657,000          4,215,000
                                               ------------        ------------      ------------       ------------
Gross profit                                    15,078,000         13,309,000          7,757,000          6,881,000

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      14,266,000         12,608,000          7,379,000          6,456,000
                                               ------------        ------------      ------------       ------------
   Operating income                                812,000            701,000            378,000            425,000


OTHER INCOME (EXPENSE)
Interest and other income                           26,000             26,000             11,000             23,000
Interest expense                                   (10,000)            (7,000)            (6,000)            (3,000)
                                               ------------       ------------       ------------       ------------
   Income before income taxes                      828,000            720,000            383,000            445,000


INCOME TAX EXPENSE                                 391,000            303,000            185,000            183,000
                                               ------------       ------------       ------------       ------------

   NET INCOME                                  $   437,000         $  417,000         $  198,000         $  262,000

                                               ============       ============       ============       ============

BASIC EARNINGS PER SHARE                       $       .95        $       .92                .43                .58
                                               ------------        -----------               ----               ----

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                                        458,000            453,000            458,000            453,000
                                               ============       ============       ============       ============



See accompanying notes to consolidated financial statements.


REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    SEPT 30,           MARCH 31,
ASSETS                                                                                                2001                2001
------                                                                                           ---------------     ---------------
CURRENT ASSETS:
Cash                                                                                              $   558,000         $   420,000
Accounts receivable, net of allowance for doubtful accounts of
   $160,000 and $115,000                                                                            9,169,000           7,396,000
Unbilled service revenue                                                                            5,988,000           6,440,000
Prepaid expenses and other current assets                                                             100,000              95,000
Deferred income taxes                                                                                 718,000             718,000
                                                                                                  -----------         -----------

   Total current assets                                                                            16,533,000          15,069,000

PROPERTY AND EQUIPMENT, net                                                                         2,172,000           2,297,000

OTHER ASSETS                                                                                          168,000             169,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $475,000
   and $417,000                                                                                     1,145,000           1,203,000
                                                                                                  -----------         -----------

                                                                                                  $20,018,000         $18,738,000
                                                                                                  ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                                                 $   651,000         $   100,000
Accounts payable                                                                                    3,235,000           3,238,000
Accrued payroll                                                                                       596,000             554,000
Accrued incentive compensation                                                                        834,000           1,325,000
Accrued expenses                                                                                    1,133,000           1,288,000
Unearned service revenue                                                                            4,507,000           3,599,000
                                                                                                  -----------         -----------

   Total current liabilities                                                                       10,956,000          10,104,000


DEFERRED INCOME TAXES                                                                                 204,000             204,000

OTHER LIABILITIES                                                                                     254,000             334,000
                                                                                                  -----------         -----------
   Total liabilities                                                                               11,414,000          10,642,000
                                                                                                  -----------         -----------
SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
   459,000 and 453,000 issued and outstanding                                                           5,000               5,000
Paid-in capital                                                                                     3,698,000           3,627,000
Retained earnings                                                                                   4,901,000           4,464,000
                                                                                                  -----------         -----------
   Total shareholders' equity                                                                       8,604,000           8,096,000
                                                                                                  -----------         -----------

                                                                                                  $20,018,000         $18,738,000
                                                                                                  ===========         ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------


                                                                      2001                 2000
                                                                  -----------         -----------
OPERATING ACTIVITIES:
Net income                                                        $   437,000         $   417,000
Adjustments to reconcile net income to net cash
   used by operating activities:
     Depreciation and amortization                                    470,000             475,000
     Stock issued as compensation                                      71,000              57,000
     Deferred rent charges and other                                  (32,000)            (19,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service revenue              (1,321,000)         (1,567,000)
     Other assets and prepaid expenses                                 (4,000)             75,000
     Accounts payable and accrued expenses                           (652,000)           (596,000)
     Unearned service revenue                                         908,000             830,000
                                                                  -----------         -----------

     Net cash used by operating activities                           (123,000)           (328,000)
                                                                  -----------         -----------

INVESTING ACTIVITIES:
   Capital expenditures                                              (290,000)           (267,000)
                                                                  -----------         -----------

     Net cash used by investing activities                           (290,000)           (267,000)
                                                                  -----------         -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                      (100,000)           (100,000)
   Net increase in credit line payable to bank                        651,000             242,000
                                                                  -----------         -----------

     Net cash provided by financing activities                        551,000             142,000
                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH                                       138,000            (453,000)

CASH AT BEGINNING OF PERIOD                                           420,000             457,000
                                                                  -----------         -----------

CASH AT END OF PERIOD                                             $   558,000         $     4,000
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

3)   RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Effective for business combinations completed after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

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

     Management is currently assessing the impact FAS No. 141 and FAS No. 142 will have on the Company's financial statements.

4)   CONTINGENCIES

     The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against the engineering and architectural professions. These suits primarily allege professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. Other than as described below, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which are not covered by insurance and which would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     Effective November 2, 2001, the insurance policy of the Company issued by its professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), for claims made from June, 1998 through June, 2000, has been cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company up to the policy limit of $5.0 million and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, will be handling the pending lawsuits for the Company and will provide defense costs and substitute coverage of up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


5)   SUBSEQUENT EVENTS

     On November 12, 2001, pursuant to the terms of a Stock Purchase Agreement, Reynolds, Smith and Hills, Inc. (the "Company") acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the state of Texas after the closing of the transaction, over the first four successive twelve month periods following the closing of the transaction. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The cash component of the transaction was financed through a term loan facility obtained from First Union National Bank.


6)   SEGMENT INFORMATION

     The Company has identified six reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):


Revenue
                                               Six Months Ended                           Three Months Ended
                                                September 30                                 September 30
                                                ------------                                 ------------
                                              2001           2000                         2001           2000
                                              ----           ----                         ----           ----
Transportation                            $ 14,078       $ 10,745                     $  7,463       $  5,638
Aviation                                     6,866          4,595                        3,491          2,614
Aerospace/Defense                            2,716          3,313                        1,325          1,442
Public Infrastructure                        1,966          1,910                          911            912
Commercial                                   2,869          3,227                        1,434          1,663
Institutional                                5,051          4,659                        2,481          2,301
                                             -----          -----                        -----          -----
Consolidated                              $ 33,546       $ 28,449                     $ 17,105       $ 14,570
                                          ========       ========                     ========       ========


Income before income taxes

                                               Six Months Ended                           Three Months Ended
                                                September 30                                 September 30
                                                ------------                                 ------------
                                              2001           2000                         2001           2000
                                              ----           ----                         ----           ----

Transportation                            $    364       $    219                     $    319       $    168
Aviation                                       647            592                          273            531
Aerospace/Defense                              236            198                           57             21
Public Infrastructure                         (127)           (21)                         (64)           (51)
Commercial                                     294            466                          138            244
Institutional                                 (137)          (307)                        (188)          (189)
Corporate overhead                            (449)          (427)                        (152)          (279)
                                              ----           ----                         ----           ----
Consolidated                              $    828       $    720                     $    383       $    445
                                          ========       ========                     ========       ========


Assets of the segment groups are not relevant for management of the business nor for disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Gross revenue for the first six months of fiscal 2002 was $33.5 million as compared to $28.4 million for the first six months of fiscal 2001. This $5.1 million increase (18%) was due primarily to increased revenues in the transportation and aviation programs as a result of current and prior year marketing efforts.

     Gross revenue for the second quarter of fiscal 2002 was $17.1 million as compared to $14.6 million for the second quarter of fiscal 2001. This $2.5 million increase (17%) is a reflection of increased revenues in the transportation and aviation programs.

     Subcontract and other direct costs were $9.1 million and $7.0 million for the first six months of fiscal 2002 and 2001, respectively. This represents a 30% increase which is due primarily to the increase in gross revenue. As a percent of net service revenue, subcontract and other direct costs were 37% and 33%, respectively, for the two periods. This reflects an increase in the use of subconsultants in the transportation and aviation programs. Subcontract and other direct costs were $4.7 million and $3.5 million for the second quarter of fiscal 2002 and 2001. As a percent of net service revenue, subcontract and other direct costs were 38% and 31%, respectively, for the two periods. This increase for the second quarter also corresponds to the increase in gross revenues and the increase in subconsultants as noted above for the six month period.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $24.4 million for the first six months of fiscal 2002 compared to $21.5 million for the first six months of fiscal 2001. This 14% increase corresponds primarily to the increase in gross revenues offset partially by the increase in direct costs. Net service revenue was $12.4 million for the second quarter of fiscal 2002 as compared to $11.1 million for the prior years quarter. This 12% increase also corresponds to the increase in gross revenues offset by the increase in direct costs.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38% for the first six months of fiscal 2002 and 2001, as well as the second quarter of fiscal 2002 and 2001. Gross profit, as a result, also remained consistent at 62% for the same periods of fiscal 2002 and 2001.

     Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $14.3 million in the first six months of fiscal 2002 from $12.6 million in the first six months of fiscal 2001. This 13% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 540 at September 30, 2001 from 510 at September 30, 2000 as a result of the increased workload. Other increases in SG&A expenses were experienced in office rent and equipment expense.

     SG&A expenses increased to $7.4 million for the second quarter of fiscal 2002 from $6.5 million for the second quarter of fiscal 2001. This 14% increase relates to increases in personnel and associated costs, office rent, and warranty expense.

     Net income was $437,000 for the first six months of fiscal 2002 as compared to $417,000 for the first six months of fiscal 2001. Net income was $198,000 for the second quarter of fiscal 2002 as compared to $262,000 for the same period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of September 30, 2001 the Company had cash of $558,000 with $2.3 million of borrowings available under its revolving line of credit.

     Operations for the first six months of fiscal year 2002 generated a need for cash as a result of funding an increase in accounts receivable and unbilled service revenue. This increase was due to the growth of revenue and an increase in the combined days outstanding to 90 days from 86 days as of September 30, 2001 and 2000, respectively. Unearned service revenue increased to partially offset the increase of accounts receivable. The net use of cash was funded by drawing on the line of credit.

       On November 12, 2001 pursuant to the terms of a Stock Purchase Agreement, Reynolds, Smith and Hills, Inc. (the "Company") acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas Corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock. The cash component of the transaction was financed througha term loan facility obtained from First Union National Bank.

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

     The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company; (c) the timing of new awards and of funding for such awards; (d) the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed or maximum priced contracts; and (e) the ability to recover defense costs and substitute insurance coverage as a result of the Order of Liquidation instituted for Reliance Insurance Company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Market risk exposures to the Company are not material.


PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Effective November 2, 2001, the insurance policy of the Company issued by its professional liability insurance carrier, Reliance Insurance Co. ("Reliance", for claims made from June, 1998 through June, 2000, has been cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. These lawsuits are described pursuant to Item 3 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company up to the policy limit of $5.0 million and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, will be handling the pending lawsuits for the Company and will provide defense costs and substitute coverage of up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceeding and attempt to recover such incurred costs.

     On June 15, 2001, the Company sent a letter to its shareholders and to participants of the Company's Employees 401(k) Profit Sharing Plan informing them that a Pennsylvania court had appointed the Pennsylvania Insurance Commissioner as rehabilitator of Reliance and had imposed a 60-day stay on all actions pending against Reliance or any of its insureds. Additionally, the letter stated that on June 12, 2001, the parent company of Reliance, Reliance Group Holdings, Inc., had filed for bankruptcy protection in New York. On June 18, 2001, the Company filed a copy of this letter as Exhibit 99.1 to its Current Report on Form 8-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company was held on July 24, 2001, in Jacksonville, Florida, at which the following matters were submitted to a vote of the shareholders.

     (1) Votes regarding the election of seven directors to hold office for a term of one year and until their respective successors are elected and qualified were as follows:


                                Votes                Votes                Votes
   Nominees                      For                Against             Withheld
   --------                      ---                -------             --------

Leerie T. Jenkins              386,104                 0                    0
David K. Robertson             386,104                 0                    0
Darold F. Cole                 386,104                 0                    0
J. Ronald Ratliff              386,104                 0                    0
David E. Thomas                386,104                 0                    0
R. Ray Goode                   386,104                 0                    0
James W. Apthorp               386,104                 0                    0


     (2) Votes regarding the ratification of the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2002 were as follows:

         385,844 Votes For         -0- Votes Against           260 Abstain

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) There were no Form 8-K reports filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.


Reynolds, Smith and Hills, Inc.

Dated:  November 14, 2001



/s/ Leerie T. Jenkins, Jr.                   Chairman of the Board
------------------------------               and Chief Executive Officer
Leerie T. Jenkins, Jr.                       (Principal Executive Officer)



/s/ Kenneth R. Jacobson                      Chief Financial Officer, Executive
------------------------------               Vice President, and General Counsel
Kenneth R. Jacobson                          (Principal Financial and
                                              Accounting Officer)