Form 10-Q
period 2001-12-31
REYNOLDS SMITH & HILLS INC
filed 2002-02-13
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 31, 2001 was 477,592 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------


                                                    Nine Months Ended                   Three Months Ended
                                                       December 31                          December 31

                                                  2001               2000               2001               2000


GROSS REVENUE                                 $ 49,524,000       $ 42,406,000       $ 15,978,000       $ 13,957,000


SUBCONTRACT AND OTHER
     DIRECT COSTS                               13,089,000         10,229,000          3,989,000          3,234,000
                                             ---------------    ---------------    ---------------    ---------------

Net service revenue                             36,435,000         32,177,000         11,989,000         10,723,000

COST OF SERVICES                                14,062,000         12,166,000          4,694,000          4,021,000
                                             ---------------    ---------------    ---------------    ---------------

Gross profit                                    22,373,000         20,011,000          7,295,000          6,702,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    21,403,000         19,110,000          7,137,000          6,502,000
                                             ---------------    ---------------    ---------------    ---------------

Operating income                                   970,000            901,000            158,000            200,000

OTHER INCOME (EXPENSE)
Interest and other income                           45,000             49,000             19,000             23,000
Interest expense                                   (19,000)            (9,000)            (9,000)            (2,000)

                                             ---------------    ---------------    ---------------    ---------------

Income before income taxes                         996,000            941,000            168,000            221,000

INCOME TAX EXPENSE                                 489,000            403,000             98,000            100,000
                                             ---------------    ---------------    ---------------    ---------------

NET INCOME                                    $    507,000       $    538,000       $     70,000       $    121,000
                                             ===============    ===============    ===============    ===============


BASIC EARNING PER SHARE                       $       1.10       $       1.19       $       0.15       $       0.27


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            461,000            453,000            469,000            453,000


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

--------------------------------------------------------------------------------

                                                                             DEC 31,            MARCH 31,

                                                                              2001                2001
ASSETS
------                                                                    ---------------     ---------------


CURRENT ASSETS:
Cash                                                                   $       375,000       $     420,000
Accounts receivable, net of allowance for doubtful accounts of
     $160,000 and $115,000                                                   9,324,000           7,396,000
Unbilled service revenue                                                     7,255,000           6,440,000
Prepaid expenses and other current assets                                      277,000              95,000
Deferred income taxes                                                          718,000             718,000
                                                                          ---------------     ---------------

     Total current assets                                                   17,949,000          15,069,000

PROPERTY AND EQUIPMENT, net                                                  2,362,000           2,297,000

OTHER ASSETS                                                                   190,000             169,000

COST IN EXCESS OF NET ASSETS OF ACQUIRED
   BUSINESSES, net of accumulated amortization of $504,000
   and $417,000                                                              1,815,000           1,203,000
                                                                          ---------------     ---------------

                                                                       $    22,316,000       $  18,738,000
                                                                          ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                      $       314,000       $     100,000
Accounts payable                                                             3,273,000           3,238,000
Accrued payroll                                                              1,321,000             554,000
Accrued incentive compensation                                                 954,000           1,325,000
Accrued expenses                                                             1,652,000           1,288,000
Unearned service revenue                                                     4,180,000           3,599,000
                                                                          ---------------     ---------------

     Total current liabilities                                              11,694,000          10,104,000

LONG-TERM DEBT                                                               1,155,000                   0


DEFERRED INCOME TAXES                                                          237,000             204,000

OTHER LIABILITIES                                                              237,000             334,000
                                                                          ---------------     ---------------

     Total liabilities                                                      13,323,000          10,642,000
                                                                          ---------------     ---------------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
478,000 and 453,000 issued and outstanding                                       5,000               5,000
Paid-in capital                                                              4,017,000           3,627,000
Retained earnings                                                            4,971,000           4,464,000
                                                                          ---------------     ---------------

     Total shareholders' equity                                              8,993,000           8,096,000
                                                                          ---------------     ---------------

                                                                       $    22,316,000       $  18,738,000
                                                                          ===============     ===============
See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED DECEMBER 31
--------------------------------------------------------------------------------



                                                                        2001               2000
                                                                   ---------------    ---------------

OPERATING ACTIVITIES:
Net income                                                       $     507,000      $      538,000
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                     709,000             700,000
     Stock issued as compensation                                       71,000              57,000
     Deferred rent charges and other                                   (47,000)            (36,000)
   Change in operating assets and liabilities, net of
      business acquisition:
     Accounts receivable and unbilled service revenue               (1,874,000)           (737,000)
     Prepaid expenses and other assets                                  18,000              28,000
     Accounts payable and accrued expenses                            (312,000)         (1,071,000)
     Unearned service revenue                                          547,000             888,000

                                                                   ---------------    ---------------
     Net cash (used in) provided by operating activities
                                                                      (381,000)            367,000
                                                                   ---------------    ---------------
INVESTING ACTIVITIES:
     Capital expenditures                                             (446,000)           (498,000)
     Business acquisition, net of cash acquired                         94,000                   0
                                                                   ---------------    ---------------


     Net cash used in investing activities                            (352,000)           (498,000)
                                                                   ---------------    ---------------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                       (126,000)           (100,000)
   Proceeds from issuance of long-term debt                            750,000                   0
   Proceeds from issuance of common stock                               64,000                   0
                                                                   ---------------    ---------------

     Net cash provided by (used in)  financing activities              688,000            (100,000)
                                                                   ---------------    ---------------

NET DECREASE IN CASH                                                   (45,000)           (231,000)

CASH AT BEGINNING OF PERIOD                                            420,000             457,000
                                                                   ---------------    ---------------

CASH AT END OF PERIOD                                             $    375,000      $      226,000
                                                                   ===============    ===============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1)       ACCOUNTING POLICIES

         The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of Reynolds, Smith and Hills, Inc. (the "Company") for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 will be effective for the fiscal year beginning April 1, 2002. However, the amortization provisions apply immediately to goodwill and intangible assets acquired after June 30, 2001.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

         The acquisition described in Note 5 has been accounted for under the requirements of SFAS No. 141 and SFAS No. 142.

         Management is currently assessing the impact that SFAS No. 142, SFAS No. 143, and SFAS No. 144 will have on the Company's financial position and results of operations.


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

         Effective November 2, 2001, the insurance policy of the Company issued by its former professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), for claims made from June, 1998 through June, 2000, was cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company up to the policy limit of $5.0 million and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, has approved the Company's legal counsel to continue the defense of the pending lawsuits for the Company and will provide defense costs and substitute coverage of up to

         $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


5)       ACQUISITION

         On  November  12,  2001,  pursuant  to the  terms  of a Stock  Purchase
         Agreement, the Company acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the former shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four-year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock valued at $255,000 resulting in goodwill of approximately $699,000. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the State of Texas after the closing of the transaction, over the first four successive twelve month periods commencing in December, 2001. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The cash component of the transaction was financed through a term loan facility obtained from First Union National Bank.

         The acquisition was accounted for as a purchase under SFAS No. 141 and has been included in the Company's consolidated results of operations since the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. Such estimated values are preliminary and may change, as more facts become known. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to excess cost over net assets acquired.

         The following summary presents the Company's unaudited pro forma consolidated results of operations for the nine months ended December 31, 2001, and December 31, 2000, as if the acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results:

         Certain pro forma adjustments are based on preliminary estimates. Final allocations will be made on the basis of further evaluations and, therefore, such allocations may differ from those reflected in the pro forma statement of operations.

         The pro forma statement of operations is not necessarily indicative of the results of operations of the Company had the Sylva acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of the results of future operations. These statements should be read in conjunction with the separate historical financial statements and notes thereto of the Company (incorporated by referenced in the Company's Annual Report on Form 10-K for the year ended March 31, 2001).

                                                         Nine Months Ended
                                                            December 31
                                                    2001                   2000
                                                    ----                   ----
Gross Revenue                                   $  52,707,000        $   45,905,000
Subcontract and other direct costs                 13,655,000            11,146,000
                                                -------------        --------------
     Net service revenue                           39,052,000            34,759,000
Cost of Services                                   15,940,000            13,825,000
                                                -------------        --------------
     Gross profit                                  23,112,000            20,934,000

Selling, General and
  Administrative Expenses                          21,785,000            19,680,000
                                                -------------        --------------
     Operating income                               1,327,000             1,254,000
Other Income (Expense):
Interest and other income                              45,000                49,000
Interest expense                                      (94,000)              (84,000)
                                                -------------        --------------
     Income before income taxes                     1,278,000             1,219,000

Income Tax Expense                                    592,000               503,000
                                                -------------        --------------
     Net Income                                 $     686,000        $      716,000
                                                =============        ==============


Basic Earnings Per Share                        $        1.44        $         1.53
                                                =============        ==============
Weighted Average Common
     Shares Outstanding                               476,000               468,000
                                                =============        ==============


6)       SEGMENT INFORMATION

         The Company has identified six reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):

         Revenue
                                             Nine Months Ended                             Three Months Ended
                                               December 31                                    December 31
                                               -----------                                    -----------
                                          2001               2000                      2001               2000
                                          ----               ----                      ----               ----
           Transportation              $   21,582        $   15,966               $    7,504          $   5,221
           Aviation                         9,490             7,111                    2,624              2,516
           Aerospace/Defense                4,030             4,396                    1,314              1,083
           Public Infrastructure            2,733             2,957                      767              1,047
           Commercial                       4,275             4,833                    1,406              1,606
           Institutional                    7,414             7,143                    2,363              2,484
                                       ----------        ----------               ----------          ---------
           Consolidated                $   49,524        $   42,406               $   15,978          $  13,957
                                       ==========        ==========               ==========          =========


         Income before income taxes
                                               Nine Months Ended                        Three Months Ended
                                                 December 31                               December 31
                                                 -----------                               -----------
                                             2001            2000                      2001               2000
                                             -----           ----                      ----               ----
           Transportation              $      372        $      189               $        9          $     (30)
           Aviation                           734               735                       87                143
           Aerospace/Defense                  415               198                      180                  0
           Public Infrastructure             (200)               (2)                     (74)                20
           Commercial                         417               703                      123                237
           Institutional                     (181)             (310)                     (44)                (2)
           Corporate overhead                (561)             (572)                    (113)              (147)
                                       ----------        ----------             ------------          ---------
           Consolidated                $      996        $      941               $      168          $     221
                                       ==========        ===========            ============          =========

Assets of the segment groups are not relevant for management of the business nor for disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Gross revenue for the first nine months of fiscal 2002 was $49.5 million as compared to $42.4 million for the first nine months of fiscal 2001. This $7.1 million increase (17%) was due primarily to increased revenues in the transportation and aviation programs as a result of current and prior year marketing efforts, offset by declines in other programs.
     The Transportation program has seen a $5.6 million increase, including a $0.5 million increase as a result of the acquisition of Sylva in November, 2001. The Aviation program increased revenues in Florida and the midwest, adding $2.4 million in revenues.
     Gross revenue for the third quarter of fiscal 2002 was $16.0 million as compared to $14.0 million for the third quarter of fiscal 2001. This $2.0 million increase (14%) is a reflection of increased revenues in the transportation program, as previously discussed.

     Subcontract and other direct costs were $13.1 million and $10.2 million for the first nine months of fiscal 2002 and 2001, respectively. As a percent of gross service revenue, subcontract and other direct costs were 26% and 24%, respectively, for the two periods. This reflects an increase in the use of subconsultants in the transportation and aviation programs. Subcontract and other direct costs were $4.0 million and $3.2 million for the third quarter of fiscal 2002 and 2001. As a percent of gross service revenue, subcontract and other direct costs were 25% and 23%, respectively, for the two periods. This increase for the third quarter also corresponds to the increase in subconsultants as noted above for the nine month period.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $36.4 million for the first nine months of fiscal 2002 compared to $32.2 million for the first nine months of fiscal 2001. Net service revenue was $12.0 million for the third quarter of fiscal 2002 as compared to $10.7 million for the same quarter of the prior year. The increase for both periods corresponds to the increase in gross revenues.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, were 39% and 38%, respectively, for the first nine months of fiscal 2002 and 2001, as well as the third quarter of fiscal 2002 and 2001. Gross profit, as a result, was 61% and 62%, respectively, for the same periods of fiscal 2002 and 2001.

     Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $21.4 million in the first nine months of fiscal 2002 from $19.1 million in the first nine months of fiscal 2001. This 12% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 590 at December 31, 2001 from 520 at December 31, 2000 corresponding to the increased workload, as well as the addition of 35 employees due to the acquisition of Sylva in November, 2001. Other increases in SG&A expenses were experienced in office rent, warranty, and equipment expense.

     SG&A expenses increased to $7.1 million for the third quarter of fiscal 2002 from $6.5 million for the third quarter of fiscal 2001. This 10% increase relates to increases in personnel and associated costs, office rent, and warranty expense.

     Net income was $507,000 for the first nine months of fiscal 2002 as compared to $538,000 for the first nine months of fiscal 2001. Net income was $70,000 for the third quarter of fiscal 2002 as compared to $121,000 for the same period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of December 31, 2001 the Company had cash of $375,000 with $3.0 million of borrowings available under its revolving line of credit.

     Operations for the first nine months of fiscal year 2002 generated a need for cash as a result of funding an increase in accounts receivable and unbilled service revenue. This increase was due to the growth of revenue and an increase in the combined days outstanding to 89 days from 81 days as of December 31, 2001 and 2000, respectively.

     The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations and commitments for fiscal 2002.

Cautionary Notice Regarding Forward-Looking Statements

     Certain information contained in this report consists of forward-looking statements based on current expectations and plans that involve risks and uncertainties. Forward-looking statements frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. All forward-looking statements in this report are based on information that currently is available.
     The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company; (c) the timing of new awards and of funding for such awards; (d) the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed or maximum priced contracts; and (e) the ability to recover defense costs, any claims, and substitute insurance coverage as a result of the Order of Liquidation instituted for Reliance Insurance Company.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

        Market risk exposures to the Company are not material.


PART II:  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     Effective November 2, 2001, the insurance policy of the Company issued by its professional liability insurance carrier, Reliance Insurance Co. ("Reliance", for claims made from June, 1998 through June, 2000, has been cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. These lawsuits are described pursuant to Item 3 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company up to the policy limit of $5.0 million and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, is handling the pending lawsuits for the Company and will provide defense costs and substitute coverage of up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceeding and attempt to recover such incurred costs.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) In November, 2001 the Company issued a total of 15,000 shares of common stock to the former shareholders of Sylva, pursuant to the acquisition of all of the outstanding capital stock of Sylva. The Company's shares were last valued at $17.00 per share for purposes of setting the price at which registered shares of the Company are sold to and traded within the Company's Employees 401(k) Profit Sharing Plan, representing an aggregate valuation of $255,000 for the 15,000 shares of common stock. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as they were issued pursuant to a transaction not involving any public offering.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Form 8-K, filed November 13, 2001, providing information regarding the purchase of Sylva Engineering Corporation and including Financial Statements of the Acquired Business and Pro Forma Financial Information giving effect to the acquisition.

                  Form 8-K/A, filed November 20, 2001, amending Form 8-K dated November 13, 2001 and providing restated Pro Forma Financial Information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.


Reynolds, Smith and Hills, Inc.

Dated:  February 13, 2002



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