Form 10-K
period 2002-03-31
REYNOLDS SMITH & HILLS INC
filed 2002-06-25
CIK 860757

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                    FORM 10-K


                    For the Fiscal Year Ended March 31, 2002

                                       of

                         REYNOLDS, SMITH AND HILLS, INC.



                              a Florida Corporation
                   IRS Employer Identification No. 59-2986466
                             SEC File Number 0-18984


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

     The estimated aggregate market value of Reynolds, Smith and Hills, Inc.'s Common Stock held by non-affiliates as of June 25, 2002 was approximately $5,683,000. As of June 25, 2002, 481,672 shares of Reynolds, Smith and Hills, Inc.'s Common Stock, $.01 par value per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Reynolds, Smith and Hills, Inc.'s Proxy Statement dated June 25, 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K
 Item
 Number           CAPTION                                                   PAGE
--------          -------                                                   ----

                  PART I

Item  1. BUSINESS                                                              3

Item  2. PROPERTIES                                                            5

Item  3. LEGAL PROCEEDINGS                                                     5

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY  HOLDERS                                            5

EXECUTIVE OFFICERS OF THE REGISTRANT                                           6

                  PART II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED  STOCKHOLDER MATTERS                                 7

Item  6. SELECTED FINANCIAL DATA                                               8

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          9

Item  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                 13

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          13

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                         14

                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT                                                  14

Item 11. EXECUTIVE COMPENSATION                                               14

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                              14

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       14

                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K                                         15

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

     Acquisition.  In November  2001,  the Company  acquired  Sylva  Engineering
     -----------
Corporation ("Sylva"), a 35 person engineering firm with offices in Houston and Austin, Texas. Sylva will supplement the Company's existing Houston office, and will be absorbed in the Transportation program. The acquisition was accounted for as a purchase. Refer to Note 2 of the "Notes to Consolidated Financial Statements" included in this report for further discussion of the acquisition.

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

     Major Customers. For each of the years ended March 31, 2002, 2001 and 2000,
     ---------------
approximately 80% of the Company's business was with departments or agencies of federal, state and local governments. Contracts with the Florida Department of Transportation provided approximately 25%, 25%, and 30% of total revenues for each of the fiscal years 2002, 2001 and 2000, respectively. The loss of a significant client such as the Florida Department of Transportation would have a material adverse effect on the Company. No other customer accounted for 10% or more of total revenues.

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

     The Company's gross backlog at March 31, 2002 was $63.1 million compared to $53.8 million at March 31, 2001. Net backlog was $42.3 million at March 31, 2002 as compared to $37.6 million at March 31, 2001. It is currently estimated that approximately $30 million of services included in the Company's gross backlog as of March 31, 2002 will be performed in fiscal year 2003. The Company will receive additional revenue in fiscal year 2003 from sales generated during the year which are not included in the March 31, 2002 backlog.

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

     Employees. At March 31, 2002 the Company employed 590 persons.
     ---------

Item 2.  PROPERTIES

     The Company leases its principal office space in Jacksonville, Florida, and seven branches occupy leased office space in the following Florida locations:
Fort Myers, Merritt Island, Miami, Orlando, Plantation, Tallahassee, and Tampa. The Company also maintains leased offices in Flint, Michigan; Houston and Austin, Texas; Naperville, Illinois; Duluth, Minnesota; and Charlotte, North Carolina. In addition, the Company leases space at construction sites in various locations. These leases expire at various dates through fiscal year 2013. The current facilities are sufficient for the operation of the business.

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

     Effective November 2, 2001, the insurance policy of the Company issued by its former professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), for claims made from June, 1998 through June, 2000, was cancelled as a result of an Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company up to the policy limit of $5.0 million and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, has approved the Company's legal counsel to continue the defense of the pending lawsuits for the Company and will provide defense costs and substitute coverage of up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons serve as the executive officers of the Company:

Name                                Age               Position Held
----                                ---               -------------

Leerie T. Jenkins, Jr.               53               Chairman of the Board  and
                                                      Chief Executive Officer

David K. Robertson                   50               Chief  Operating  Officer,
                                                      Executive  Vice President,
                                                      Secretary, Treasurer,  and
                                                      Director

Kenneth R. Jacobson                  52               Chief  Financial  Officer,
                                                      Executive  Vice President,
                                                      and General Counsel


J. Ronald Ratliff                    53               Executive  Vice  President
                                                      and Director

Darold F. Cole                       60               Senior Vice President  and
                                                      Director



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

     Mr. Jacobson joined the Company in December 1999 and his principal positions are Chief Financial Officer, Executive Vice President, and General Counsel. Prior to joining the Company, Mr. Jacobson was a Senior Partner at the law firm of Jacobson & Beavers from 1986 to 1999. Mr. Jacobson serves as a member of the board of directors of Pisgah Astronomical Research Institute, a non-profit scientific research entity. He graduated from Georgia Tech with a degree in Industrial Management. He received a Juris Doctorate degree from Wake Forest University and an MBA from the University of North Carolina.

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


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are not presently traded on any public stock exchange or other public market. The Company had approximately 260 shareholders of record at March 31, 2002, including persons owning the Company's common stock through its 401(k) plan. The Company pays no dividends on its common stock but instead reinvests earnings into the Company to fund growth. The Company does not intend on paying any cash dividends in the foreseeable future.

     The following summary presents compensation plans under which equity securities of the Company are authorized for issuance as of March 31, 2002:

                      Equity Compensation Plan Information

                                                                                                 Number of securities
                                                                                               remaining available for
                                       Number of Securities to be       Weighted-average        future issuance under
                                         issued upon exercise of        exercise price of     equity compensation plans
                                          outstanding options,        outstanding options,      (excluding securities
                                           warrants and rights         warrants and rights     reflected in column (a))
            Plan Category                          (a)                         (b)                       (c)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
Approved by security holders                     40,000                      $ 14                      110,000

Equity compensation plans not
Approved by security holders                       ---                        ---                        ---

                Total                            40,000                      $ 14                      110,000

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED FINANCIAL DATA
(in thousands, except share and per share data)

                                                                       YEAR ENDED MARCH 31

                                          2002             2001              2000             1999              1998


STATEMENT OF OPERATIONS DATA:

Gross revenue                           $ 67,214         $ 58,519         $ 51,818         $ 42,919         $ 37,122

Net service revenue                       50,301           44,407           38,102           31,583           26,734

Net income                                   767              738              790              581              567

Common stock per share data:

Basic earnings per share                    1.65             1.63             1.76             1.29             1.25

Weighted average shares of
    common stock outstanding             465,000          453,000          448,000          452,000          455,000

BALANCE SHEET DATA:

Working capital                            6,512            4,965            3,960            3,508            3,926

Total assets                              22,145           18,738           16,717           13,926           13,310

Long-term debt (less current portion)      1,074                0              100              200                0

Common stockholders' equity                9,253            8,096            7,301            6,460            5,908

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report. The preparation of consolidated financial statements requires management to make estimates and assumptions, in the application of certain of its accounting policies, about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy considered significant in this respect is the determination of revenue to be recognized using the percentage-of-completion method. This significant accounting policy is discussed in Note 1 of the "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net service revenue represented by the items in the Company's consolidated statements of income:

                                                  Year Ended March 31,
                                       ----------------------------------------

                                       2002              2001              2000
                                       ----              ----              ----

Gross revenue                         133.6%            131.8%            136.0%

Subcontract and other
 direct costs                          33.6              31.8              36.0
                                      -----             -----             -----

   Net service revenue                100.0             100.0             100.0

Cost of services                       38.3              37.4              38.5
                                      -----             -----             -----

   Gross profit                        61.7              62.6              61.5

Selling, general, and
 administrative expenses               58.8              59.8              57.9
                                      -----             -----             -----

   Operating income                     2.9               2.8               3.6

Other income (expense)                  ---                .1               ---
                                      -----             -----             -----

   Income before income taxes           2.9               2.9               3.6

Income tax expense                      1.4               1.2               1.5
                                      -----             -----             -----

   Net income                           1.5%              1.7%              2.1%
                                      =====             =====             =====

     Gross revenue for fiscal 2002 was $67.2 million as compared to $58.5 million for fiscal 2001. This $8.7 million increase (15%) was due primarily to increased revenues in the transportation and aviation programs as a result of current and prior year marketing efforts, offset by declines in other programs.

     Revenues in fiscal year 2002 for the Transportation program increased by $8.5 million, including a $1.5 million increase as a result of the acquisition of Sylva Engineering Corporation in November, 2001. The Aviation program increased revenues in Florida and the Midwest, adding $1.5 million in revenues.

     Revenues for fiscal 2001 was $58.5 million as compared to $51.8 million for fiscal 2000. This 13% increase was due primarily to increased revenues in the transportation, aviation, aerospace/defense and commercial programs.

     For each of the fiscal years ended March 31, 2002, 2001, and 2000, approximately 80% of the Company's revenues were generated from public sector clients.

     Subcontract and other direct costs were 34%, 32% and 36% of net service revenues for fiscal years 2002, 2001, and 2000, respectively. Fiscal year 2002 reflects an increase in the use of subconsultants in the transportation and aviation programs. The decrease in fiscal year 2001 is primarily a result of a decrease in the use of subconsultants in the institutional program, offset partially by an increased use of subconsultants in the transportation and aerospace programs.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $50.3 million for fiscal 2002, $44.4 million for fiscal 2001, and $38.1 million for fiscal 2000. The respective 13% and 17% increases correspond primarily to the increases in gross revenues.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38%, 37%, and 38%, respectively for fiscal years ended March 31, 2002, 2001, and 2000. Gross profit, as a result, was 62%, 63% and 62% for fiscal years 2002, 2001, and 2000, respectively.

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

     SG&A expenses increased to $29.6 million in fiscal 2002 from $26.6 million in fiscal 2001. This 11% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 590 from 530 throughout fiscal year 2002 in response to an increased workload, as well as the addition of 35 employees due to the acquisition of Sylva Engineering Corporation. Other increases in SG&A expenses were experienced in office rent expense relating to expanded office space, warranty accrual and equipment expense. Offsetting these increases, was a decrease in the incentive compensation expense due to the reduced earnings before incentive compensation.

     SG&A expenses increased 20% to $26.6 million in fiscal 2001 from $22.1 million in fiscal 2000. This increase was due primarily to increases in personnel expenses relating to increased workload. The number of employees grew to 530 from 470 during fiscal year 2001. Other increases in SG&A expenses were experienced in rent expense relating to expanded office space, marketing costs, equipment leases, consultants, and insurance. Also, as a result of the Company's increased earnings before incentive compensation in fiscal 2001 and the implementation of a new long-term incentive plan, incentive compensation increased $400,000 from fiscal 2000.

     Net income was  $767,000 in 2002,  $738,000 in 2001,  and $790,000 in 2000.
The increase in fiscal 2002 was primarily a result of increased net service revenues. Fiscal 2001 net income decreased from fiscal 2000 primarily due to increased incentive compensation expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital measurements are set forth below:

                                                       March 31
                                           ------------------------------
                                            2002        2001        2000
                                           ------      ------      ------

Working capital (in thousands)             $6,512      $4,965      $3,960

Current ratio                              1.58:1      1.49:1      1.45:1

Ratio of liabilities to equity             1.39:1      1.31:1      1.29:1


     Cash flows from operations were negative for fiscal year ended March 31, 2002 due primarily to an increase in accounts receivable and unbilled service revenue, and a reduction in accounts payable and accrued liabilities. The balance of accounts receivable and unbilled service revenue grew during fiscal year 2002 due mostly to the increase in gross revenue. Combined days outstanding were 81 and 79 days for fiscal years ended March 31, 2002 and 2001, respectively. The reduction of accounts payable and accrued expenses, net of the acquisition, was a result of the timing of payments. The majority of the decrease was in accounts payable. For fiscal years 2001 and 2000, cash flows from operations were positive due primarily to net income. Growth in revenues caused increases in accounts receivable and unbilled service revenues, offset by increases in accounts payable and unearned service revenues.

     The Company has in place a line of credit that provides for borrowings up to $3,000,000 as of March 31, 2002, with interest at the lower of the bank's prime rate plus 0.1% or LIBOR plus 2.8%. As of March 31, 2002, the Company had $948,000 outstanding under the line of credit. The borrowing agreement, which is scheduled for renewal on September 30, 2002, contains financial covenants. The Company is in compliance with all provisions and expects that the agreement will be renewed. Substantially all of the Company's tangible assets are pledged as security pursuant to the borrowing agreement.

     The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2003. This statement is based on information that is currently available.

Recent Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Effective for business combinations completed after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 will be effective for the Company beginning April 1, 2002. However, the amortization provisions apply immediately to goodwill resulting from the Company's acquisition of Sylva Engineering Corporation. The company does not anticipate that an impairment charge will be recorded as a result of the adoption of SFAS 142. Based on amortization expense recorded in fiscal year 2002, the elimination of goodwill amortization expense will increase net income by approximately $70,000, or $0.15 per common share.

Cautionary Notice Regarding Forward-Looking Statements

     Certain  information  contained  in this report,  including  "Item 3. Legal
Proceedings"  and "Item 7  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations," consists of forward-looking statements based on current expectations and plans that involve risks and uncertainties. Forward-looking statements frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. All forward-looking statements in this report are based on information that currently is available.

     The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company, including any reduction in demand for architectural and engineering services in the public sector; (c) the timing of new awards and of funding for such awards; (d) the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed or maximum priced contracts; and (e) the ability to recover defense costs, any claims, and substitute insurance coverage as a result of the Order of Liquidation instituted for Reliance Insurance Company.


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing under the caption "Proposal 1. Election of Directors" in the Company's Proxy Statement for the Annual Meeting to be held July 30, 2002, is hereby incorporated by reference. Information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting to be held July 30, 2002, is hereby incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Summary of Cash and Certain Other Compensation", including the "Summary Compensation Table", and "Option Exercises and Fiscal Year-End Values", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2002, is hereby incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information setting forth the securities authorized for issuance under equity compensation plans is set forth in Item 5 of this Report and is hereby incorporated by reference. Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Security Ownership of Certain Beneficial Owners" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2002, is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Information regarding certain related transactions appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held July 30, 2002, is hereby incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                            PAGE
                                                                            ----

(a)(1)   Financial Statements

         Independent Auditors' Report                                         18

         Consolidated Statements of Income, years ended
                  March 31, 2002, 2001 and 2000                               19

         Consolidated Balance Sheets as of March 31,
                  2002 and 2001                                               20

         Consolidated Statements of Shareholders' Equity,
                  years ended March 31, 2002, 2001
                  and 2000                                                    21

         Consolidated Statements of Cash Flows, years
                  ended March 31, 2002, 2001 and 2000                         22

         Notes to Consolidated Financial Statements                           23

(a)(2)   Financial Statement Schedule

         Independent Auditors' Report                                         36

         Schedule II - Valuation and Qualifying Accounts                      37

(a)(3)   Exhibits

2.1 Stock Purchase Agreement, dated November 12, 2001, among Reynolds, Smith and Hills, Inc., Cesar E. Sylva LL, James R. Squire, W. Edward Conger, and Ronald R. Kline (incorporated by reference to the Company's Form 8-K filed November 13, 2001).

2.2 Non-negotiable Subordinated Promissory Note, dated November 12, 2001, payable to Cesar E. Sylva LL (incorporated by reference to the Company's Form 8-K filed November 13, 2001).

2.3 Buy-Sell Agreement, dated November 12, 2001, among Reynolds, Smith and Hills, Inc, Cesar E. Sylva LL, James R. Squire, W. Edward Conger, and Ronald R. Kline (incorporated by reference to the Company's Form 8-K filed November 13, 2001).

3.1*     Articles of Incorporation of the Company, as amended

3.2*     By-Laws of the Company

10.1** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Employee Stock Bonus Plan

10.2** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Nonqualified Stock Option Plan

10.3** Reynolds, Smith and Hills, Inc. Amended and Restated 1991 Incentive Stock Option Plan

21       List of Subsidiaries                                                 38

23       Consent of Deloitte & Touche LLP                                     39

* Filed in connection with and incorporated by reference to Registration Statement on Form 10 (filed January 15, 1991).
** Filed in connection with and incorporated by reference to the Company's September 30, 1997 Quarterly Report on Form 10-Q (filed November 12, 1997).

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Reynolds, Smith and Hills, Inc.

Dated: June 25, 2002                     By /s/ Kenneth R. Jacobson
       -------------                     -----------------------
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


       Signature                    Capacity                                    Date
       ---------                    --------                                    -----


/s/ Leerie T. Jenkins, Jr.          Chairman of the Board                       June 25, 2002
--------------------------          and Chief Executive Officer
Leerie T. Jenkins, Jr.              (Principal Executive Officer)


/s/ David K. Robertson              Chief Operating Officer, Executive          June 25, 2002
--------------------------          Vice President, Secretary, Treasurer,
David K. Robertson                  and Director


/s/ Kenneth R. Jacobson             Chief Financial Officer, Executive          June 25, 2002
--------------------------          Vice President, and General Counsel
Kenneth R. Jacobson                 (Principal Financial and
                                    Accounting Officer)


/s/ Darold F. Cole                  Director                                    June 25, 2002
--------------------------
Darold F. Cole

/s/ Ronald Ratliff                  Director                                    June 25, 2002
--------------------------
J. Ronald Ratliff

--------------------------          Director
R. Ray Goode

--------------------------
James W. Apthorp                    Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, Florida


We have audited the accompanying consolidated balance sheets of Reynolds, Smith and Hills, Inc. and its subsidiaries (the "Company") as of March 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

Certified Public Accountants
Jacksonville, Florida
June 7, 2002

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------


                                                       2002                     2001                     2000
                                                   ------------             ------------             ------------

GROSS REVENUE                                      $ 67,214,000             $ 58,519,000             $ 51,818,000

SUBCONTRACT AND OTHER
  DIRECT COSTS                                       16,913,000               14,112,000               13,716,000
                                                   ------------             ------------             ------------

     Net service revenue                             50,301,000               44,407,000               38,102,000

COST OF SERVICES                                     19,249,000               16,594,000               14,671,000
                                                   ------------             ------------             ------------

     Gross profit                                    31,052,000               27,813,000               23,431,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                         29,589,000               26,551,000               22,080,000
                                                   ------------             ------------             ------------

     Operating income                                 1,463,000                1,262,000                1,351,000

OTHER INCOME (EXPENSE)
Interest and other income                                53,000                   41,000                   30,000
Interest expense                                        (45,000)                 (19,000)                 (56,000)
                                                   ------------             ------------             ------------

     Income before income taxes                       1,471,000                1,284,000                1,325,000

INCOME TAX EXPENSE                                      704,000                  546,000                  535,000
                                                   ------------             ------------             ------------

     NET INCOME                                    $    767,000             $    738,000             $    790,000
                                                   ============             ============             ============

BASIC EARNING PER SHARE                            $       1.65             $       1.63             $       1.76
                                                   ------------             ------------             ------------
WEIGHTED AVERAGE
 COMMON SHARES
   OUTSTANDING                                          465,000                  453,000                  448,000
                                                   ============             ============             ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31
--------------------------------------------------------------------------------


ASSETS                                                                                                2002                  2001
------                                                                                            -----------            -----------
CURRENT ASSETS:
Cash                                                                                              $   440,000            $   420,000
Accounts receivable, net of allowance for doubtful accounts of
     $135,000 and $115,000                                                                          9,120,000              7,396,000
Unbilled service revenue                                                                            7,204,000              6,440,000
Prepaid expenses and other current assets                                                             273,000                 95,000
Deferred income taxes                                                                                 767,000                718,000
                                                                                                  -----------            -----------

     Total current assets                                                                          17,804,000             15,069,000

PROPERTY AND EQUIPMENT, net                                                                         2,195,000              2,297,000

OTHER ASSETS                                                                                          165,000                169,000
GOODWILL, net of accumulated amortization of $533,000
and $417,000                                                                                        1,981,000              1,203,000
                                                                                                  -----------            -----------

                                                                                                  $22,145,000            $18,738,000
                                                                                                  ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                                                 $ 1,266,000            $   100,000
Accounts payable                                                                                    2,991,000              3,238,000
Accrued expenses                                                                                    3,523,000              3,167,000
Unearned service revenue                                                                            3,512,000              3,599,000
                                                                                                  -----------            -----------

     Total current liabilities                                                                     11,292,000             10,104,000

LONG-TERM DEBT                                                                                      1,074,000                  -----

DEFERRED INCOME TAXES                                                                                 373,000                204,000

OTHER LIABILITIES                                                                                     153,000                334,000
                                                                                                  -----------            -----------

     Total liabilities                                                                             12,892,000             10,642,000
                                                                                                  -----------            -----------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)


SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
    478,000 and 453,000 issued and outstanding                                                          5,000                  5,000
Paid-in capital                                                                                     4,017,000              3,627,000
Retained earnings                                                                                   5,231,000              4,464,000
                                                                                                  -----------            -----------

     Total shareholders' equity                                                                     9,253,000              8,096,000
                                                                                                  -----------            -----------

                                                                                                  $22,145,000            $18,738,000
                                                                                                  ===========            ===========


See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                          Common Stock
                                                                                       Paid-In           Retained
                                                     Shares            Amount          Capital           Earnings           Total
                                       ---------------------------------------------------------------------------------------------


BALANCE, MARCH 31, 1999                              444,000           $ 4,000        $3,520,000        $2,936,000        $6,460,000

Issuance of common stock, net
   of issuance costs                                   4,000             1,000            50,000             -----            51,000

Net income                                                                                                 790,000           790,000

                                       ---------------------------------------------------------------------------------------------


BALANCE, MARCH 31, 2000                              448,000             5,000         3,570,000         3,726,000         7,301,000

Issuance of common stock, net
     of issuance costs                                 5,000              ----            57,000             -----            57,000

Net income                                                                                                 738,000           738,000

                                       ---------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2001                              453,000             5,000         3,627,000         4,464,000         8,096,000

Issuance of common stock, net
        of issuance costs                             25,000              ----           390,000              ----           390,000

Net income                                                                                                 767,000           767,000

                                       ---------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                              478,000           $ 5,000        $4,017,000        $5,231,000        $9,253,000
                                       =============================================================================================

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31
--------------------------------------------------------------------------------


                                                                                 2002                 2001                  2000
                                                                              -----------          -----------          ------------

OPERATING ACTIVITIES:
Net income                                                                    $   767,000          $   738,000          $   790,000
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                                                998,000              937,000              934,000
     Deferred income taxes                                                       (180,000)            (256,000)            (222,000)
     Stock issued as compensation                                                  71,000               57,000               50,000
     Deferred rent charges and other                                              (65,000)             (50,000)             (24,000)
Change in operating assets and liabilities, net of
       business acquisition:
     Accounts receivable and unbilled service
       revenue                                                                 (1,619,000)          (2,167,000)          (1,996,000)
     Prepaid expenses and other assets                                             47,000               61,000              (89,000)
     Accounts payable and accrued expenses                                       (798,000)             684,000              818,000
     Unearned service revenue                                                    (121,000)             680,000            1,280,000
                                                                              -----------          -----------          -----------

     Net cash (used in) provided by operating
        activities                                                               (900,000)             684,000            1,541,000
                                                                              -----------          -----------          -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                          (538,000)            (621,000)          (1,052,000)
   Business acquisition, net of cash acquired                                    (101,000)                   0                    0
                                                                              -----------          -----------          -----------

     Net cash used in investing activities                                       (639,000)            (621,000)          (1,052,000)
                                                                              -----------          -----------          -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                  (203,000)            (100,000)            (100,000)
   Net borrowings under credit line payable to bank                               948,000                    0                    0
   Proceeds from issuance of long-term debt                                       750,000                    0                    0
   Proceeds from issuance of common stock                                          64,000                    0                    0
                                                                              -----------          -----------          -----------
     Net cash provided by (used in) financing
       activities                                                               1,559,000             (100,000)            (100,000)
                                                                              -----------          -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                    20,000              (37,000)             389,000

CASH AT BEGINNING OF YEAR                                                         420,000              457,000               68,000
                                                                              -----------          -----------          -----------

CASH AT END OF YEAR                                                           $   440,000          $   420,000          $   457,000
                                                                              ===========          ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID:
   Interest                                                                   $    45,000          $    19,000          $    57,000
   Income taxes                                                               $   915,000          $   687,000          $   930,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note payable - owner financing                                             $   745,000                -----                -----

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - Reynolds,  Smith and Hills,  Inc. (the Company)
         ---------------------
         is a professional service firm operating in the engineering and architectural design services industry. The Company provides a full range of architectural, engineering, planning and environmental services.

         The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

         Use of Estimates - The preparation of consolidated financial statements
         ----------------
         in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Revenue  Recognition - Revenue from contract  services is recognized on
         --------------------
         the percentage-of-completion method. Revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that incurred costs bear to estimated total costs. In the event of an anticipated loss, the entire amount of the loss is charged to current operations.

         The Company incurs subcontract and other direct costs (out-of-pocket expenses) some of which are passed through directly to its clients. The Company believes that revenue excluding subcontract and other direct costs, more accurately reflects the amounts earned for activities performed by the Company. Accordingly, the Company reports such costs as a reduction of gross revenue resulting in net service revenue.

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

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Goodwill  -  Goodwill  represents  the cost in excess of net  assets of
         --------
         acquired businesses. Goodwill from transactions prior to June 30, 2001 is amortized on the straight-line method over periods varying from fifteen to twenty years. Goodwill resulting from the Sylva Engineering Corporation acquisition (see Note 2) is not amortized as a result of the implementation of Statement of Financial Accounting Standards
         ("SFAS")  No.  142 (see  below).  The  carrying  value of  goodwill  is periodically reviewed by management and impairment, if any, is recognized when the projected undiscounted cash flows are less than the carrying value. Goodwill amortization expense is $116,000, $119,000, and $127,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

         Income  Taxes - The  Company  and its  subsidiaries  file  consolidated
         -------------
         Federal income tax returns. Deferred income taxes result from temporary differences which arise from certain transactions being reported in different periods for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are recognized using an asset and liability approach and are based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         Basic  Earnings  Per Share - Basic  earnings  per share is  computed by
         --------------------------
         dividing net income by the weighted average number of common shares outstanding. Options outstanding to purchase common stock had no significant dilutive effect.

         Cash and Cash Equivalents - The Company considers cash on hand and cash
         -------------------------
         held in banks subject to immediate withdrawal to represent cash. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2002 or 2001.

         Recent  Accounting  Pronouncements  -  In  June,  2001,  the  Financial
         ----------------------------------
         Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. Effective for business combinations completed after June 30, 2001, SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 will be effective for the Company beginning April 1, 2002. However, the amortization provisions apply immediately to goodwill resulting from the Company's acquisition of Sylva Engineering Corporation. The

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Company does not anticipate that an impairment charge will be recorded as a result of the adoption of SFAS 142. Based on amortization expense recorded in fiscal year 2002, the elimination of goodwill amortization expense will increase net income by approximately $70,000, or $0.15 per common share.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company beginning April 1, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its results of operation or financial condition.

         Reclassification - Certain prior year amounts have been reclassified to
         ----------------
         conform with current year presentation.

2.       ACQUISTION

         On  November  12,  2001,  pursuant  to the  terms  of a Stock  Purchase
         Agreement, the Company acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the former shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four-year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock valued at $255,000 resulting in goodwill of approximately $894,000. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the State of Texas after the closing of the transaction, over the first four successive twelve month periods commencing in December, 2001. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The cash component of the transaction was financed through a term loan facility obtained from First Union National Bank.

         The acquisition was accounted for as a purchase under SFAS No. 141 and has been included in the Company's consolidated results of operations since the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. Such estimated values are preliminary and may change, as more facts become known. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following summary presents the Company's unaudited pro forma consolidated results of operations for the years ended March 31, 2002 and 2001, as if the acquisition had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

         Certain pro forma adjustments are based on preliminary estimates. Final allocations will be made on the basis of further evaluations and, therefore, such allocations may differ from those reflected in the pro forma statement of operations.

                                                        Year Ended March 31
                                                            (unaudited)
                                                      2002              2001
                                                      ----              ----
         Gross revenue                          $ 70,397,000      $ 63,184,000
         Subcontract and other direct costs       17,479,000        15,334,000
                                                 ------------      ------------
           Net service revenue                    52,918,000        47,850,000
         Cost of services                         21,127,000        18,806,000
                                                 ------------      ------------
           Gross profit                           31,791,000        29,044,000
         Selling, general and
           administrative expenses                29,996,000        27,307,000
                                                ------------      ------------
            Operating income                       1,795,000         1,737,000
         Other income (expense):
         Interest and other income                    53,000            41,000
         Interest expense                           (108,000)         (120,000)
                                                ------------      ------------
            Income before income taxes             1,740,000         1,658,000
         Income tax expense                          802,000           679,000
                                                ------------      ------------
                Net income                      $    938,000      $    979,000
                                                ============      ============


         Basic earnings per share               $       1.95      $       2.09
                                                ============      ============
         Weighted average common
            shares outstanding                       480,000           468,000
                                                ============      ============

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       UNBILLED/UNEARNED SERVICE REVENUE

         Costs and estimated earnings on uncompleted contracts consist of the following at March 31:

                                                                 2002                    2001
                                                                 ----                    ----

         Costs incurred on uncompleted contracts           $   80,845,000           $  64,600,000
         Estimated earnings                                    66,148,000              53,507,000
                                                           --------------           -------------

                  Total                                       146,993,000             118,107,000

         Less billings to date                                143,301,000             115,266,000
                                                           --------------           -------------

                  Net under billings                       $    3,692,000           $   2,841,000
                                                           ==============           =============

         These amounts are included in the accompanying consolidated balance sheet under the following captions at March 31:

                                                2002                    2001
                                                ----                    ----

         Unbilled service revenue         $    7,204,000           $   6,440,000

         Unearned service revenue              3,512,000               3,599,000
                                          --------------           -------------

                                          $    3,692,000           $   2,841,000
                                          ==============           =============


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31:

                                              2002                2001
                                              ----                ----

         Leasehold improvements           $   438,000         $    384,000
         Furniture and equipment            5,481,000            4,862,000
                                          -----------         ------------
                                            5,919,000            5,246,000
         Accumulated depreciation          (3,724,000)          (2,949,000)
                                          -----------         ------------
                                          $ 2,195,000         $  2,297,000
                                          ===========         ============


         The Company recorded  depreciation expense of $882,000,  $818,000,  and
         $807,000  for  the  years  ended  March  31,   2002,   2001  and  2000,
         respectively.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31:

                                                       2002              2001
                                                       ----              ----

         Accrued payroll                          $   648,000       $   554,000
         Accrued vacation pay                         407,000           375,000
         Accrued incentive compensation             1,233,000         1,325,000
         Warranty reserve                             663,000           410,000
         Other                                        572,000           503,000
                                                  -----------       -----------
                                                   $3,523,000       $ 3,167,000


6.       DEBT

         Long-term debt consists of the following at March 31:

                                                           2002          2001
                                                           ----          ----

         Line of credit                               $   948,000      $  -----

         Unsecured note payable to related party;
         interest at 8.5%
         maturing October, 2005
         payable monthly                                  692,000         -----

         Note payable; interest at LIBOR + 2.9%
         Maturing November, 2006
         payable monthly; collateralized by
         all assets                                       700,000         -----

         Note payable; interest at 8%
         maturing May, 2001                                 -----       100,000
                                                      -----------      --------

                                                        2,340,000       100,000

         Less current portion                          (1,266,000)     (100,000)
                                                      -----------      --------

         Total long-term debt                         $ 1,074,000      $  -----
                                                      ===========      ========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company has in place a line of credit that provides for borrowings up to $3,000,000 as of March 31, 2002, with interest at the lower of the bank's prime rate plus 0.1% or LIBOR plus 2.8%. As of March 31, 2002, the interest rate was 4.8% and there was $948,000 outstanding under the line of credit. The borrowing agreement, which is scheduled for renewal on September 30, 2002, contains financial covenants. The Company was in compliance with all covenants at March 31, 2002 and 2001. Substantially all of the Company's tangible assets are pledged as security pursuant to the borrowing agreement.

         Maturities of long-term debt are $1,266,000 for fiscal 2003, $333,000 for fiscal 2004, $349,000 for fiscal 2005, $292,000 for fiscal 2006, and $100,000 for fiscal 2007.

7.       INCOME TAXES

         The provision for income taxes for the years ended March 31 consist of the following:

                              2002             2001              2000
                              ----             ----              ----
         Current:
          Federal           $ 733,000       $ 667,000         $ 629,000
          State               150,000         136,000           128,000
         Deferred:
          Federal            (166,000)       (215,000)         (184,000)
          State              ( 13,000)       ( 42,000)         ( 38,000)
                            ---------       ---------         ---------
                            $ 704,000       $ 546,000         $ 535,000
                            =========       =========         =========


         The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory rate are as follows:

                                               2002         2001          2000
                                               ----         ----          ----
         Amount computed
           using statutory rate             $ 500,000    $ 437,000    $ 450,000
         Increase in taxes resulting from:
         State income taxes                    99,000       70,000       68,000
         Goodwill amortization                 23,000       20,000        8,000
         Meals and entertainment               86,000       82,000       59,000
         Other                                 (4,000)     (63,000)     (50,000)
                                            ---------    ---------    ---------
                                            $ 704,000    $ 546,000    $ 535,000
                                            =========    =========    =========

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following table identifies net deferred taxes recognized in the Company's balance sheet at March 31:

                                                    2002              2001
                                                    ----              ----

         Deferred tax asset                       $ 848,000         $ 800,000
         Deferred tax liability                    (454,000)         (286,000)
                                                  ---------         ---------
         Total deferred taxes                     $ 394,000         $ 514,000
                                                  =========         =========

         The types of temporary differences and their related tax effects which create deferred taxes at March 31 are summarized as follows:

                                                         2002           2001
                                                         ----           ----
         Assets:
           Allowance for doubtful accounts           $   52,000     $    45,000
           Allowance for warranty claims                254,000         105,000
           Excess rental expense over payments           22,000          48,000
           Accruals not currently deductible            520,000         602,000
                                                     ----------     -----------
                                                     $  848,000     $   800,000
                                                     ==========     ===========
         Liability:
           Excess of tax over book depreciation      $ (192,000)    $ ( 253,000)
           Accrued Liabilities                         ( 59,000)      (  33,000)
           Cash to accrual                             (203,000)             -0-
                                                     ----------     -----------
                                                     $ (454,000)    $ ( 286,000)
                                                     ==========     ===========

8.       LEASES

         The Company leases certain facilities and equipment under noncancellable leases expiring in various years through 2013. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy costs. Rent expense for the years ended March 31, 2002, 2001 and 2000 amounted to $3,444,000, $2,994,000 and
         $2,567,000, respectively.

         Future minimum payments under noncancellable operating leases are as follows:

                                                      Operating
                                                       Leases
                                                     -----------
                           2003                      $ 3,070,000
                           2004                        2,319,000
                           2005                        1,665,000
                           2006                        1,101,000
                           2007                          948,000
                           Thereafter                  4,860,000
                                                     -----------
               Total minimum payments               $ 13,963,000
                                                    ============

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       CONTINGENCIES

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

10.      EMPLOYEE BENEFIT PLAN

         The Company sponsors a Profit Sharing Plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan allows participating employees to contribute from 2% to 15% of their earned compensation to the plan. The Company contributes to the plan 50% of each participant's contribution, up to the 6% level of the participant's contribution. In fiscal 2000 the Company's matching percentage was increased to 50% from 25%. For the years ended March 31, 2002, 2001 and 2000, the Company contributed $683,000, $576,000 and $362,000, respectively. Participants in the plan have the option to invest plan assets in the Company's common stock.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      STOCK COMPENSATION PLANS

         The Company has stock-based compensation plans under which selected employees receive stock awards and stock options. The plans provide for the grant of stock, incentive stock options, and non-qualified stock options.

         The total number of shares of common stock represented by awards granted to employees for the years ended March 31, 2002, 2001, and 2000, was 1,000, 1,000, and zero, respectively.

         Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have no more than a 10-year term and vest within five years from the date of grant. The number of shares of common stock available for future issuance under the stock option plans is 110,000 at March 31, 2002.

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and as permitted by that standard applies Accounting Principles Board Opinion No. 25. The impact on net income and earnings per share had the Company adopted the optional recognition provisions of SFAS 123 would not be material.

         Presented below is a summary of the stock options and the related transactions for the years ended March 31, 2002, 2001, and 2000.


                                                2002                      2001                      2000
                                         ---------------------    ---------------------     ---------------------
                                                      Weighted                 Weighted                  Weighted
                                                      Average                   Average                  Average
                                                      Exercise                 Exercise                  Exercise
                                         Shares        Price      Shares         Price      Shares        Price
                                         ------        -----      ------         -----      ------        -----
           Outstanding,
             beginning of year           36,000         $14       39,000          $13       29,000         $12
           Granted                        4,000          17        ---             --       14,000          15
           Exercised                       ---           --        ---             --        ---            --
           Forfeited                       ---           --       (3,000)          11       (4,000)         11
                                         ------         ---       ------          ---       ------         ---
           Outstanding,
             end of year                 40,000         $14       36,000          $14       39,000         $13
                                         ======                   ======                    ======

           Exercisable                   27,000                   22,000                    14,000
                                         ======                   ======                    ======

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following table summarizes the status of stock options outstanding at March 31, 2002:


                                            Options Outstanding                     Options Exercisable
                           ------------------------------------------------     ---------------------------

                                                   Weighted
                                                   Average         Weighted                  Weighted
   Range of                                        Remaining       Average                   Average
   Exercise                                        Contractual     Exercise                  Exercise
    Prices                          Shares         Life (years)     Price          Shares     Price
-------------------                 ------         ------------    --------        ------    --------

$12-$17                             40,000              4             14           27,000       13


12.      FINANCIAL INSTRUMENTS

         The Company used the following methods and assumptions to estimate the fair value of the following financial instrument:

                  Debt.  Interest  rates  that are  currently  available  to the
                  ----
                  Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt instruments. The Company believes the carrying amount is a reasonable estimate of such fair value.


13.      RELATED PARTY TRANSACTION

         The Company has notes receivable outstanding from officers of the Company totaling $58,000 and $95,000 at March 31, 2002 and 2001, respectively. The loans, with interest at 8.5% per year, mature through 2006. Principal and interest are paid biweekly.


14.      SEGMENT INFORMATION

         The Company's organizational structure is based on the needs of its customers, with each unit serving a particular group of customers that have common characteristics. The Company's reportable segments are Transportation, Aviation, Aerospace/Defense, Public Infrastructure, Commercial, and Institutional.

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Revenues from the Florida Department of Transportation account for approximately 25%, 25%, and 30% of consolidated revenues in the years ended March 31, 2002, 2001, and 2000, respectively, all in the Transportation segment. The loss of this customer could materially and adversely affect the Company's operating results.



                                            Gross Revenue                        Income before income taxes
                             -----------------------------------------    -------------------------------------
Year ended March 31              2002           2001          2000           2002           2001           2000
                                 ----           ----          ----           ----          -----           ----
(in thousands)

Transportation                $  30,848      $  22,354      $  19,463      $     902      $     508     $   1,296
Aviation                         11,734         10,190          8,254            609          1,159           815
Aerospace/Defense                 5,371          5,944          4,932            690            546           424
Public Infrastructure             3,804          4,002          3,957            (88)           (93)           86
Commercial                        5,993          6,334          5,138            606            832           427
Institutional                     9,464          9,695         10,074           (371)          (375)         (840)
Reconciling Amounts                                                             (877)        (1,293)         (883)
                              ---------------------------------------      --------------------------------------
Consolidated                  $  67,214      $  58,519      $  51,818      $   1,471      $   1,284     $   1,325
                              =======================================      ======================================

REYNOLDS, SMITH AND HILLS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

15.      QUARTERLY RESULTS (UNAUDITED)

(in thousands, except per share amounts)

                                    First           Second           Third           Fourth
                                    Quarter         Quarter          Quarter         Quarter(1)        Total
                                    -------         -------          -------         ----------        -----
Year ended March 31, 2002
Gross Revenue                      $ 16,441        $ 17,105         $ 15,978        $ 17,690         $ 67,214
Gross Profit                          7,321           7,757            7,295           8,679           31,052
Net Income                              239             198               70             260              767
Earnings per share                      .52             .43              .15             .55             1.65


Year ended March 31, 2001
Gross Revenue                      $ 13,879        $ 14,570         $ 13,957        $ 16,113         $ 58,519
Gross Profit                          6,428           6,881            6,702           7,802           27,813
Net Income                              155             262              121             200              738
Earnings per share                      .34             .58              .27             .44             1.63

----------

(1) The fourth quarter of year ended March 31, 2002 includes the effects of the acquisition of Sylva Engineering, effective November 2001.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Reynolds, Smith and Hills, Inc.
Jacksonville, FL

We have audited the accompanying consolidated financial statements of Reynolds, Smith and Hills, Inc. and its subsidiaries as of March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated June 7, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Reynolds, Smith and Hills, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte and Touche LLP

Certified Public Accountants
Jacksonville, FL
June 7, 2002


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                         REYNOLDS, SMITH AND HILLS, INC.


                                                               ADDITIONS:             DEDUCTIONS:

                                         BALANCE AT          CHARGED TO COST                                 BALANCE AT
                                        BEGINNING OF          AND EXPENSES                                      END
          DESCRIPTION                      PERIOD                                     WRITE-OFFS             OF PERIOD

---------------------------------     -----------------     ------------------     ------------------     -----------------
Year ended March 31, 2002:
    Allowance for
         Doubtful accounts                $115,000               $85,000               ($65,000)              $135,000

Year ended March 31, 2001:
    Allowance for
         Doubtful accounts                $131,000                                     ($26,000)              $115,000
                                                                 $10,000
Year ended March 31, 2000:
    Allowance for
         Doubtful accounts                $181,000                 -----               ($50,000)              $131,000