Form 10-Q
period 2002-06-30
REYNOLDS SMITH & HILLS INC
filed 2002-08-13
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at June 30, 2002 was 481,672 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------

                                                    2002               2001
                                                ------------       ------------

GROSS REVENUE                                   $ 19,157,000       $ 16,441,000


SUBCONTRACT AND OTHER
     DIRECT COSTS                                  5,007,000          4,409,000
                                                ------------       ------------

     Net service revenue                          14,150,000         12,032,000

COST OF SERVICES                                   5,430,000          4,711,000
                                                ------------       ------------

     Gross profit                                  8,720,000          7,321,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       8,163,000          6,887,000
                                                ------------       ------------

     Operating income                                557,000            434,000

OTHER INCOME (EXPENSE)
Interest and other income                            110,000             15,000
Interest expense                                     (25,000)            (4,000)
                                                ------------       ------------

     Income before income taxes                      642,000            445,000

INCOME TAX EXPENSE                                   272,000            206,000
                                                ------------       ------------

     NET INCOME                                 $    370,000       $    239,000
                                                ============       ============

BASIC EARNING PER SHARE                         $        .77       $        .52
                                                ============       ============

WEIGHTED AVERAGE
COMMON SHARES
 OUTSTANDING                                         481,000            457,000
                                                ============       ============


See accompanying notes to condensed consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------



                                                                                            JUNE 30,            MARCH 31,
ASSETS                                                                                        2002                2002
                                                                                         ---------------     ---------------

CURRENT ASSETS:
Cash                                                                                     $   778,000            $   440,000
Accounts receivable, net of allowance for doubtful accounts of
     $135,000 and $135,000                                                                10,528,000              9,120,000
Unbilled service revenue                                                                   6,573,000              7,204,000
Prepaid expenses and other current assets                                                    243,000                273,000
Deferred income taxes                                                                        767,000                767,000
                                                                                         -----------            -----------

     Total current assets                                                                 18,889,000             17,804,000

PROPERTY AND EQUIPMENT, net                                                                2,146,000              2,195,000

OTHER ASSETS                                                                                 158,000                165,000

GOODWILL, net                                                                              1,979,000              1,981,000
                                                                                         -----------            -----------

                                                                                         $23,172,000            $22,145,000
                                                                                         ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                                        $   322,000            $ 1,266,000
Accounts payable                                                                           2,729,000              2,991,000
Accrued payroll                                                                            1,357,000                648,000
Accrued incentive compensation                                                             1,662,000              1,233,000
Accrued expenses                                                                           1,768,000              1,642,000
Unearned service revenue                                                                   4,010,000              3,512,000
                                                                                         -----------            -----------

     Total current liabilities                                                            11,848,000             11,292,000

LONG-TERM DEBT                                                                               992,000              1,074,000

DEFERRED INCOME TAXES                                                                        373,000                373,000

OTHER LIABILITIES                                                                            288,000                153,000
                                                                                         -----------            -----------

     Total liabilities                                                                    13,501,000             12,892,000
                                                                                         -----------            -----------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
482,000 and 478,000 issued and outstanding                                                     5,000                  5,000
Paid-in capital                                                                            4,065,000              4,017,000
Retained earnings                                                                          5,601,000              5,231,000
                                                                                         -----------            -----------

     Total shareholders' equity                                                            9,671,000              9,253,000
                                                                                         -----------            -----------

                                                                                         $23,172,000            $22,145,000
                                                                                         ===========            ===========

See accompanying notes to condensed consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------


                                                                                                   2002                     2001
                                                                                                ----------              -----------

OPERATING ACTIVITIES:
Net income                                                                                     $   370,000              $   239,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                                 241,000                  230,000
     Stock issued as compensation                                                                   48,000                   45,000
     Deferred rent charges and other                                                               135,000                  (16,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service revenue                                             (777,000)              (1,690,000)
     Prepaid expenses and other assets                                                              39,000                  (17,000)
     Accounts payable and accrued expenses                                                       1,002,000                  498,000
     Unearned service revenue                                                                      498,000                  732,000
                                                                                               -----------              -----------

     Net cash provided by operating activities                                                   1,556,000                   21,000
                                                                                               -----------              -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                                           (192,000)                (181,000)
                                                                                               -----------              -----------

     Net cash used in investing activities                                                        (192,000)                (181,000)
                                                                                               -----------              -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                    (78,000)                (100,000)
   Net repayments under credit line payable to bank                                               (948,000)                   -----
                                                                                               -----------              -----------

     Net cash used in financing activities                                                      (1,026,000)                (100,000)
                                                                                               -----------              -----------

NET INCREASE (DECREASE) IN CASH                                                                    338,000                 (260,000)

CASH AT BEGINNING OF PERIOD                                                                        440,000                  420,000
                                                                                               -----------              -----------

CASH AT END OF PERIOD                                                                          $   778,000              $   160,000
                                                                                               ===========              ===========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1)       ACCOUNTING POLICIES

         The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations and financial position of Reynolds, Smith and Hills, Inc. (the "Company") for the periods indicated. However, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements, schedules, and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2002.


2)       PER SHARE DATA

         Earnings per share of common stock are based on weighted average number of shares outstanding during each period.


3)       CONTINGENCIES

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

         Effective November 2, 2001, the insurance policy of the Company issued by its former professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), providing up to $5 million of coverage per claim for claims made from June, 1998 through June, 2000, was cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June, 2000, there are several lawsuits pending as to which Reliance is the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company and will no longer pay the Company's defense costs with respect to the pending lawsuits. The Florida Insurance Guaranty Association ("FIGA"), however, has approved the Company's legal counsel to continue the defense of the pending lawsuits for the Company and will provide defense costs and substitute coverage up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.


4)       ACQUISITION

         In November 2001, pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the former shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four-year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock valued at $255,000 resulting in goodwill of approximately $892,000. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the State of Texas after the closing of the transaction, over the first four successive twelve month periods commencing in December 2001. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The cash component of the transaction was financed through a term loan facility obtained from First Union National Bank.

         The acquisition was accounted for as a purchase and has been included in the Company's consolidated results of operations since the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. Such estimated values are preliminary and may change, as more facts become known. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill.

         The following summary presents the Company's unaudited pro forma consolidated results of operations for the three months ended June 30, 2001, as if the acquisition had been completed at the beginning of the period.

         The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                             Three Months Ended
                                                                  June 30, 2001

Gross Revenue                                                      $ 17,714,000
Subcontract and other direct costs                                    4,635,000
                                                                   ------------
     Net service revenue                                             13,079,000
Cost of Services                                                      5,462,000
                                                                   ------------
     Gross profit                                                     7,617,000
Selling, General and
  Administrative Expenses                                             7,026,000
                                                                   ------------
     Operating income                                                   591,000
Other Income (Expense):
Interest and other income                                                15,000
Interest expense                                                        (29,000)
                                                                   ------------
     Income before income taxes                                         577,000
Income Tax Expense                                                      253,000
                                                                   ------------
     Net Income                                                    $    324,000
                                                                   ============


Basic Earnings Per Share                                           $        .69
                                                                   ============
Weighted Average Common
     Shares Outstanding                                                 472,000
                                                                   ============


5)       SEGMENT INFORMATION

         The Company has identified five reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):

         Gross revenue
                                                      Three Months Ended June 30
                                                      --------------------------
                                                          2002             2001
                                                          ----             ----

  Transportation                                       $ 11,794        $  7,670
  Aviation                                                2,790           3,375
  Aerospace/Defense                                       1,055           1,391
  Commercial                                              1,589           1,435
  Institutional                                           1,929           2,570
                                                       --------        --------
  Consolidated                                         $ 19,157        $ 16,441
                                                       ========        ========

Income before income taxes
                                                      Three Months Ended June 30
                                                      --------------------------
                                                          2002            2001
                                                          ----            ----

  Transportation                                       $  1,134        $    (18)
  Aviation                                                  186             374
  Aerospace/Defense                                           3             179
  Commercial                                                 97             156
  Institutional                                            (349)             51
  Reconciling amounts                                      (429)           (297)
                                                       --------        --------
  Consolidated                                         $    642        $    445
                                                       ========        ========


         Assets of the segment groups are not relevant for management of the business nor for disclosure.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Gross revenue for the first three months of fiscal 2003 was $19.1 million as compared to $16.4 million for the first three months of fiscal 2002. This $2.7 million increase (17%) was due primarily to increased revenues in the transportation program as a result of current and prior year marketing efforts, offset by smaller decreases in other programs.

     Revenues in the transportation program increased $4.1 million, which increase includes $1.0 million as a result of the acquisition of Sylva Engineering Corporation in November 2001.

     Subcontract and other direct costs were $5.0 million and $4.4 million for the first three months of fiscal 2003 and 2002, respectively. This represents a 14% increase which is in relationship to the increase in gross revenue. As a percent of net service revenue, subcontract and other direct costs were fairly consistent at 35% and 37%, respectively, for the two periods.

     Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $14.2 million for the first three months of fiscal 2003 compared to $12.0 million for the first three months of fiscal 2002. This 18% increase corresponds primarily to the increase in gross revenues.

     Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38% and 39%, respectively, for the first three months of fiscal 2003 and 2002. Gross profit, as a result, also remained consistent at 62% and 61% for the first three months of fiscal 2003 and 2002, respectively.

     Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $8.2 million in the first three months of fiscal 2003 from $6.9 million in the first three months of fiscal 2002. This 19% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 595 at June 30, 2002 from 550 at June 30, 2001 as a result of the Sylva acquisition and the increased workload. Other increases in SG&A expenses were experienced in office rent, marketing expense, and equipment costs. Also, as a result of the Company's increased earnings for the first three months of fiscal 2003, incentive compensation increased from the first three months of fiscal 2002. Forty percent of pretax profit is allocated to fund the Company's annual incentive plan.

     Net income was $370,000 for the first three months of fiscal 2003 as compared to $239,000 for the first three months of fiscal 2002. The increase in the first three months of fiscal 2003 was primarily a result of increased net service revenues.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of June 30, 2002 the Company had cash of $778,000 with $3.0 million of borrowings available under its revolving line of credit.

     Operations for the first three months of fiscal year 2003 generated net cash. The growth in accounts receivable and unbilled service revenue was more than offset by growth in accounts payable, accrued liabilities and unearned service revenue. Combined days outstanding for accounts receivable and unbilled service revenue was 85 as of June 30, 2002, compared to 87 as of June 30, 2001. Cash generated from operations was used to repay in full the line of credit, fund the monthly amortization of long-term debt, and fund capital purchases.

     The Company believes that its existing financial resources, together with its cash flow from operations and its unused bank line of credit, will provide sufficient capital to fund its operations for fiscal 2003.

     It is not possible to predict the outcome of litigation against the Company as described in "Item 1. Legal Proceedings" and while the Company believes that the claims are without merit, if the Company is unsuccessful in these lawsuits and the coverage provided by FIGA is insufficient to cover the damages assessed against the Company and the costs incurred by the Company in defending the lawsuits, it would have a material adverse effect on the Company's operations and significantly increase the Company's need for additional liquidity.

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

     The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company, including any reduction in demand for architectural and engineering services in the public sector; (c) the timing of new awards and of funding for such awards; (d) the ability of the Company to meet performance or schedule guarantees; cost overruns on fixed or maximum priced contracts: and (e) the ability to recover defense costs, any claims, and substitute insurance coverage as a result of the Order of Liquidation instituted for Reliance Insurance Company.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk exposures to the Company are not material.


PART II:  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     As described in Note 3 to Consolidated Financial Statements, there are five lawsuits pending which Reliance is the Company's insurance carrier.

     Dan G. Vining v. John Carlo, Inc.; Greenhorne & O'Mara, Inc.; Reynolds Smith and Hills, Inc.; the Estate of Ray Wesley Vaughn, Sr.; and The Florida Department of Transportation, Case No. 99-03935 CA, Circuit Court of Duval County, Florida.

     On December 15, 1998, a 3-vehicle collision in Nassau County, Florida, resulted in five fatalities. A vehicle traveling southbound on I-95 driven by Ray Wesley Vaughn, Sr. left the travel lanes, crossed the median and was struck by a northbound van driven by Alma Browning and containing 3 other passengers, including the wife of the Plaintiff. The van in turn was struck by a northbound logging truck. Mr. Vaughn was thrown from his vehicle and killed. The van caught fire and Mrs. Browning, Mrs. Vining and 2 other passengers died.

     Mrs. Vining's estate brought this wrongful death action seeking money damages from the defendants. The Company served as engineer of record for two Weigh-In-Motion stations then in the early stages of construction on both sides of I-95 in the area of the accident. Other defendants include the general contractor on the project, the construction engineering inspector on the project, the estate of Mr. Vaughn and the Florida Department of Transportation. As to the Company, it is alleged that the speed limit in the work zone should have been reduced, a barrier wall should have been in place in the median, and the Company's drawings included other unspecified design errors. The Company's investigation indicates that there are meritorious defenses to the claims and the Company intends to defend the case vigorously. A tentative trial date has been set for May, 2003.

     Cindy L. Ream v. John Carlo, Inc.; Greenhorne & O'Mara, Inc.; Reynolds Smith and Hills, Inc.; the Estate of Ray Wesley Vaughn, Sr.; and The Florida Department of Transportation, Case No. 99-93395 CA, Circuit Court for Duval County, Florida.

     The Plaintiff's husband was the front seat passenger in the van involved in the accident described in the Vining case above. The liability issues in this
                               ------
wrongful  death action are virtually  identical to those in the Vining case such
                                                                ------
that the Court has ordered the cases consolidated through pre-trial discovery. The Company's investigation indicates that there are meritorious defenses to the claims and the Company intends to defend the case vigorously. A tentative trial date has been set for May, 2003.

     Julina T. Smith v. John Carlo, Inc.; Greenhorne & O'Mara, Inc.; Reynolds Smith and Hills, Inc.; the Estate of Ray Wesley Vaughn, Sr.; and The Florida Department of Transportation, Case No. 99-04038 CA, Circuit Court for Duval County, Florida.

     The Plaintiff's husband was a rear seat passenger in the van involved in the accident described in the Vining and Ream cases above. The liability issues
                               ------     ----
in this wrongful death action are virtually identical to those in the other cases such that the Court has ordered the cases consolidated through pre-trial discovery. The Company's investigation indicates that there are meritorious defenses to the claims and the Company intends to defend the case vigorously. A tentative trial date has been set for May, 2003.

     Caranna F. Davis v. John Carlo, Inc.; Greenhorne & O'Mara, Inc.; Reynolds Smith and Hills, Inc.; and The Florida Department of Transportation, Case No. 99-95572 CA, Circuit Court for Duval County, Florida.

     Alma L. Browning was the driver of the van involved in the accident described in the Vining, Ream and Smith cases above. The liability issues in
                 ------   ----     -----
this wrongful death action brought by her estate are virtually identical to those in the other cases such that the Court has ordered all four cases consolidated through pre-trial discovery. The Company's investigation indicates that there are meritorious defenses to the claims and the Company intends to defend the case vigorously. A tentative trial date has been set for May, 2003.

     Hewett-Kier Construction, Inc. v. The School District of Palm Beach County, Florida; Lemuel Ramos and Associates, Inc.; Burton Braswell Middlebrooks Associates, Inc.; and Tilten Lobnitz Cooper, Inc., Case No. CL 99-10259 AN, Circuit Court for Palm Beach County, Florida.

     The Company's wholly-owned subsidiary, Lemuel Ramos and Associates, Inc. ("LRA"), entered into a contract with the School Board of Palm Beach County to design and perform contract administration for a new school facility, Lincoln Elementary School. The Plaintiff was the general contractor for the project, Burton Braswell Middlebrooks, Inc. was the structural engineer and Tilten Lobnitz Cooper, Inc. was the mechanical/electrical/plumbing engineer. The Plaintiff alleges that LRA failed to provide drawings and specifications free from defects and deficiencies and failed to provide adequate construction administration. Plaintiff seeks the recovery of costs to correct work, costs to perform allegedly additional work and delay damages. LRA has filed a counterclaim against the Plaintiff seeking recovery of re-inspection costs and extended time on the project due to Plaintiff's failure to timely complete the work. The Company has meritorious defenses to all claims against it and the Company intends to defend the case vigorously. Discovery has been minimal and no trial date has been set.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit   99.1   Certification   Pursuant   to   Section   906  of  the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

         Exhibit   99.2   Certification   Pursuant   to   Section   906  of  the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


(b) There were no Form 8-K reports filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.


Reynolds, Smith and Hills, Inc.

Dated:  August 13, 2002



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