Form 10-Q
period 2002-09-30
REYNOLDS SMITH & HILLS INC
filed 2002-11-13
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at September 30, 2002 was 483,638 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months Ended                     Three Months Ended
                                                                      September 30                         September 30

                                                               2002                2001                2002                2001
                                                           ------------        ------------        ------------        -------------




GROSS REVENUE                                              $ 38,986,000        $ 33,546,000        $ 19,829,000        $ 17,105,000

SUBCONTRACT AND OTHER DIRECT COSTS                           10,339,000           9,100,000           5,332,000           4,691,000
                                                           ------------        ------------        ------------        ------------

     Net service revenue                                     28,647,000          24,446,000          14,497,000          12,414,000

COST OF SERVICES                                             10,799,000           9,368,000           5,369,000           4,657,000
                                                           ------------        ------------        ------------        ------------

     Gross profit                                            17,848,000          15,078,000           9,128,000           7,757,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                 16,641,000          14,266,000           8,478,000           7,379,000
                                                           ------------        ------------        ------------        ------------

     Operating income                                         1,207,000             812,000             650,000             378,000

OTHER INCOME (EXPENSE)
Interest and other income                                       108,000              26,000              (2,000)             11,000
Interest expense                                                (49,000)            (10,000)            (24,000)             (6,000)
                                                           ------------        ------------        ------------        ------------

     Income before income taxes                               1,266,000             828,000             624,000             383,000

INCOME TAX EXPENSE                                              532,000             391,000             260,000             185,000
                                                           ------------        ------------        ------------        ------------

     NET INCOME                                            $    734,000        $    437,000        $    364,000        $    198,000
                                                           ============        ============        ============        ============

BASIC EARNING PER SHARE                                    $       1.52        $        .95        $        .75        $        .43
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE
    COMMON SHARES
    OUTSTANDING                                                 482,000             458,000             483,000             458,000
                                                           ============        ============        ============        ============

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     SEPT 30,             MARCH 31,
ASSETS                                                                                                2002                  2002
------                                                                                            -----------            -----------



CURRENT ASSETS:
Cash                                                                                              $   611,000            $   440,000
Accounts receivable, net of allowance for doubtful accounts of
     $163,000 and $135,000                                                                          9,704,000              9,120,000
Unbilled service revenue                                                                            7,595,000              7,204,000
Prepaid expenses and other current assets                                                             190,000                273,000
Deferred income taxes                                                                                 767,000                767,000
                                                                                                  -----------            -----------

     Total current assets                                                                          18,867,000             17,804,000

PROPERTY AND EQUIPMENT, net                                                                         2,094,000              2,195,000

OTHER ASSETS                                                                                          131,000                165,000

GOODWILL                                                                                            1,980,000              1,981,000
                                                                                                  -----------            -----------

                                                                                                  $23,072,000            $22,145,000
                                                                                                  ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                                                 $   325,000            $ 1,266,000
Accounts payable                                                                                    3,416,000              2,991,000
Accrued payroll                                                                                       670,000                648,000
Accrued incentive compensation                                                                      1,377,000              1,233,000
Accrued expenses                                                                                    1,710,000              1,642,000
Unearned service revenue                                                                            3,968,000              3,512,000
                                                                                                  -----------            -----------

     Total current liabilities                                                                     11,466,000             11,292,000

LONG-TERM DEBT                                                                                        910,000              1,074,000


DEFERRED INCOME TAXES                                                                                 373,000                373,000

OTHER LIABILITIES                                                                                     251,000                153,000
                                                                                                  -----------            -----------

     Total liabilities                                                                             13,000,000             12,892,000
                                                                                                  -----------            -----------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
    484,000 and 478,000 issued and outstanding                                                          5,000                  5,000
Paid-in capital                                                                                     4,102,000              4,017,000
Retained earnings                                                                                   5,965,000              5,231,000
                                                                                                  -----------            -----------

     Total shareholders' equity                                                                    10,072,000              9,253,000
                                                                                                  -----------            -----------

                                                                                                  $23,072,000            $22,145,000
                                                                                                  ===========            ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------

                                                                                                     2002                   2001
                                                                                                 -----------            -----------

OPERATING ACTIVITIES:
Net income                                                                                       $   734,000            $   437,000
Adjustments to reconcile net income to net cash
   provided(used) by operating activities:
     Depreciation and amortization                                                                   491,000                470,000
     Stock issued as compensation                                                                     85,000                 71,000
     Deferred rent charges and other                                                                 109,000                (32,000)
   Change in operating assets and liabilities:
     Accounts receivable and unbilled service revenue                                               (975,000)            (1,321,000)
     Prepaid expenses and other assets                                                               118,000                 (4,000)
     Accounts payable and accrued expenses                                                           659,000               (652,000)
     Unearned service revenue                                                                        456,000                908,000
                                                                                                 -----------            -----------

     Net cash provided(used) by operating activities                                               1,677,000               (123,000)
                                                                                                 -----------            -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                                             (401,000)              (290,000)
                                                                                                 -----------            -----------

     Net cash used in investing activities                                                          (401,000)              (290,000)
                                                                                                 -----------            -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                     (157,000)              (100,000)
   Net (repayments)borrowings under credit line payable to bank                                     (948,000)               651,000
                                                                                                 -----------            -----------

     Net cash provided(used) by financing activities                                              (1,105,000)               551,000
                                                                                                 -----------            -----------

NET INCREASE  IN CASH                                                                                171,000                138,000

CASH AT BEGINNING OF PERIOD                                                                          440,000                420,000
                                                                                                 -----------            -----------

CASH AT END OF PERIOD                                                                            $   611,000            $   558,000
                                                                                                 ===========            ===========


See accompanying notes to consolidated financial statements.

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

3)       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on April 1, 2002. The Company completed step one of the transitional impairment test in the second quarter of 2002, as required. In step one of the two-part transitional impairment test, the Company compared the fair value of each reporting unit with its respective carrying amount, including goodwill as of April 1, 2002. In step one of the impairment test, one of the reporting units' goodwill exceeded their respective carrying value indicating possible impairment. Accordingly, the Company is in the process of completing step two of the transitional impairment test to determine if any impairment exists.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on May 15, 2002. The Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

4)       CONTINGENCIES

         The Company is subject to lawsuits that arise in the normal course of business involving claims typical of those filed against the engineering and architectural professions. These suits primarily allege professional errors and/or omissions. The Company maintains professional liability insurance which insures against risk within the policy limits. There can be no assurances that the policy limits are sufficient to cover all claims. Other than as described below, there are no legal proceedings pending or, to the knowledge of the Company, threatened against the Company which are not covered by insurance and which could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         Effective November 2, 2001, the insurance policy of the Company issued by its former professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), providing up to $5 million of coverage per claim for claims made from June 1998 through June 2000 was cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June 2000, there is one lawsuit pending as to which Reliance is the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company and will no longer pay the Company's defense costs with respect to the pending lawsuit. The Florida Insurance Guaranty Association ("FIGA"), however, has approved the Company's legal counsel to continue the defense of the pending lawsuit for the Company and will provide defense costs and substitute coverage up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.

         See "Item 1. Legal Proceedings" for further explanation.

5)       ACQUISITION

         In November 2001, pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the former shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock valued at $255,000 resulting in goodwill of approximately $892,000. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the state of Texas after the closing of the transaction, over the first four successive twelve month periods following the closing of the transaction. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The cash component of the transaction was financed through a term loan facility obtained from First Union National Bank.

         The acquisition was accounted for as a purchase and has been included in the Company's consolidated results of operations since the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill.

         The following summary presents the Company's unaudited pro forma consolidated results of operations for the six months ended September 30, 2001, as if the acquisition had been completed at the beginning of the period.

         The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                            Six Months Ended
                                                           September 30, 2001
                                                           ------------------

Gross Revenue                                                 $ 36,093,000
Subcontract and other direct costs                               9,553,000
                                                              ------------
     Net service revenue                                        26,540,000
Cost of Services                                                10,870,000
                                                              ------------
     Gross profit                                               15,670,000
Selling, General and
  Administrative Expenses                                       14,543,000
                                                              ------------
     Operating income                                            1,127,000
Other Income (Expense):
Interest and other income                                           26,000
Interest expense                                                   (61,000)
                                                              ------------
     Income before income taxes                                  1,092,000
Income Tax Expense                                                 486,000
                                                              ------------
     Net Income                                               $    606,000
                                                              ============

Basic Earnings Per Share                                      $       1.28
                                                              ============
Weighted Average Common
     Shares Outstanding                                            473,000
                                                              ============



6)       SEGMENT INFORMATION

         The Company has identified five reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):

Gross revenue
                                                        Six Months Ended                            Three Months Ended
                                                          September 30                                 September 30
                                                          ------------                                 ------------
                                                   2002                  2001                  2002                  2001
                                                   ----                  ----                  ----                  ----
Transportation                                   $23,676               $16,044               $11,882               $ 8,374
Aviation                                           5,872                 6,866                 3,082                 3,491
Aerospace/Defense                                  2,408                 2,716                 1,353                 1,325
Commercial                                         2,835                 2,869                 1,246                 1,434
Institutional                                      4,195                 5,051                 2,266                 2,481
                                                 -------               -------               -------               -------
Consolidated                                     $38,986               $33,546               $19,829               $17,105
                                                 =======               =======               =======               =======

Income before income taxes
                                                        Six Months Ended                            Three Months Ended
                                                          September 30                                 September 30
                                                          ------------                                 ------------
                                                   2002                  2001                  2002                  2001
                                                   ----                  ----                  ----                  ----
Transportation                                   $ 2,146               $   237               $ 1,012               $   255
Aviation                                             597                   647                   411                   273
Aerospace/Defense                                    178                   236                   175                    57
Commercial                                            51                   294                   (46)                  138
Institutional                                       (659)                 (137)                 (310)                 (188)
Reconciling amounts                               (1,047)                 (449)                 (618)                 (152)
                                                 -------               -------               -------               -------
Consolidated                                     $ 1,266               $   828               $   624               $   383
                                                 =======               =======               =======               =======

Assets of the segment groups are not relevant for management of the business nor for disclosure.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Gross revenue for the first six months of fiscal year 2003 was $39.0 million as compared to $33.5 million for the first six months of fiscal 2002. This $5.5 million increase (16%) was due primarily to increased revenues in the transportation program, offset by smaller decreases in the Company's other programs. Revenues in the transportation program increased $7.6 million as a result of strong sales and beginning major new projects with state, county and municipal clients. All geographic and technical areas contributed to this growth. The acquisition of Sylva Engineering Corporation in November 2001 accounted for $1.5 million of this increase. Gross revenues of the aviation and institutional programs declined $1.0 million and $0.8 million respectively. Aviation revenues declined primarily as a result of the industry wide work slow down after the terrorist events of September 11, 2001 and the cut backs by airlines and airports. Gross revenues of the institutional program declined due to reduced sales from the prior year.

Gross revenue for the second quarter of fiscal 2003 was $19.8 million as compared to $17.1 million for the second quarter of fiscal 2002. This $2.7 million increase (16%) is a reflection of increased revenues in the transportation program, offset by smaller decreases in other programs. Revenues in the transportation program increased $3.5 million, which increase includes $0.6 million as a result of the Sylva acquisition. The increase in transportation revenues, and the decline in aviation and institutional revenues, $0.4 million and $0.2 million respectively, occurred for the same reasons as mentioned above.

Subcontract and other direct costs were $10.3 million and $9.1 million for the first six months of fiscal 2003 and 2002, respectively. This represents a 14% increase which is in relationship to the increase in gross revenue. As a percent of net service revenue, subcontract and other direct costs remained fairly consistent at 36% and 37%, respectively, for the two periods. Subcontract and other direct costs were $5.3 million and $4.7 million for the second quarter of fiscal 2003 and 2002, respectively. As a percent of net service revenue, subcontract and other direct costs were 37% and 38%, respectively, for the two periods. This increase for the second quarter also corresponds to the increase in gross revenues.

Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $28.6 million for the first six months of fiscal 2003 as compared to $24.4 million for the first six months of fiscal
2002. This 17% increase corresponds to the increase in gross revenues. Net service revenue was $14.5 million for the second quarter of fiscal 2003 as compared to $12.4 million for the same period in fiscal 2002. This 17% increase also corresponds to the increase in gross revenues.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, remained consistent at 38% for the first six months of fiscal 2003 and 2002. Gross profit, as a result, also remained consistent at 62% for the same periods of fiscal 2003 and 2002. Cost of services, as a percentage of net service revenue, was 37% and 38%, respectively, for the second quarter of fiscal 2003 and 2002.

Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $16.6 million in the first six months of fiscal 2003 from $14.3 million in the first six months of fiscal 2002. This 17% increase was due primarily to increases in personnel and associated costs. The number of employees increased to 590 at September 30, 2002 from 540 at September 30, 2001 as a result of the Sylva acquisition and the hiring of new personnel to meet the increased workload. Other increases in SG&A expenses were experienced in office rent and equipment expense. Also, as a result of the Company's increased earnings for the first six months of fiscal 2003, incentive compensation increased from the first six months of fiscal 2002. Forty percent of pretax profit is allocated to fund the Company's annual incentive plan.

SG&A expenses increased to $8.5 million for the second quarter of fiscal 2003 from $7.4 million for the second quarter of fiscal 2002. This 15% increase relates to increases in personnel and associated costs, incentive compensation expense, office rent, and warranty expense.

Income before income taxes was $1.3 million and $0.8 million for the six months ended September 30, 2002 and 2001, respectively. The Company's transportation program accounted for the highest percentage of the Company's income before income taxes, $2.1 million, up from $0.2 million for the same period in 2001. Strong sales, revenues from major new projects and increased utilization contributed to this increase. The Company believes the outlook for the balance of the current fiscal year is strong based on sales and current backlog. The aviation program, in response to the decline in revenues, has reduced expenses to remain flat at

$0.6 million for both periods. The Company anticipates the industry will continue a slow recovery, but will be depressed slightly due to airline and airport cost cutting. The aerospace and defense program offset the decline in gross revenue by a reduction in other direct costs to maintain flat net service revenues and income before taxes. Income before taxes was $0.2 million for both periods. Successful sales efforts in the current year has increased the backlog which the Company believes should maintain the current position. Income before taxes declined in the commercial program to $0.1 million in the current year from $0.3 million for the same period of 2001 as market conditions declined. The Company believes corporate and investment clients deferred spending for design while waiting for the market to stabilize. Investment clients experienced an increase of surplus space in existing facilities as tenants downsized or exited the market. Gross revenues in the institutional program declined, which coupled with inefficient production resulted in a loss of $0.7 million compared with a $0.1 million loss from last year. The Company believes demand for institutional design services are strong and look favorable throughout the year. Steps have been put in place to strengthen this program by adding staff capability and streamlining management procedures.

Net income was $734,000 for the first six months of fiscal 2003 as compared to $437,000 for the first six months of fiscal 2002. Net income was $364,000 for the second quarter of fiscal 2003 as compared to $198,000 for the same period of fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow generated from operations provided a significant source of liquidity. For the first six months of fiscal 2003, cash provided by operations increased to $1.7 million from requiring $0.1 million for the same period in fiscal 2002. The cash provided was primarily due to operating income before depreciation and amortization. Accounts receivable and unbilled service revenue increased in relationship to increased revenue, remaining consistent at 80 and 81 days outstanding, as of September 30, 2002 and 2001, respectively. Accounts payable, accrued expenses and unearned service revenue also increased in relationship to increased revenue, with days outstanding improving slightly to 51 from 55 days, as of September 30, 2002 and 2001.

Cash used in investing activities, comprised of capital expenditures, was $0.4 million and $0.3 million for the six month periods ending September 30, 2002 and 2001, respectively. Expenditures are primarily for the purchase of computer hardware and software.

Cash used in financing activities in the first six months of fiscal 2003 was $1.1 million as compared with cash provided by financing activities of $0.6 million for the first six months of fiscal 2002. The increase in cash used was primarily due to the effect of repaying the credit line and the monthly amortization of long-term debt.

As of September 30, 2002 the Company had $611,000 in cash. We believe that our current cash position, internally generated funds, and funds available from the $3 million line of credit should be sufficient to enable the Company to fund its operations and continue funding capital expenditures.

Cautionary Notice Regarding Forward-Looking Statements

Certain information contained in this report consists of forward-looking statements based on current expectations and plans that involve risks and uncertainties; such statements include, among other items, (i) the adequacy of the Company's sources of cash to finance its current and future operations, (ii) the outlook and demand for services for the various departments of the Company, and (iii) the defenses available to the Company in connection with the lawsuit described in Part II of this report. Forward-looking statements frequently are identified by the use of terms such as "expect", "believe", "estimate", "may", "should", "will" or similar expressions. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. All forward-looking statements in this report are based on information that currently is available and the Company disclaims any obligation to update or review any forward-looking statements.

The risks and uncertainties that may affect the operations, development and results of the Company's business, in addition to those discussed elsewhere in this report, include the following, among other factors: (a) the ability to attract and retain qualified professional personnel; (b) periodic fluctuations in general business conditions and in demand for the types of services provided by the Company; (c) the timing of new awards and of funding for such awards; (d) the ability of the Company to meet performance or schedule guarantees; (e) cost overruns on fixed or maximum priced contracts; and (f) the ability to recover defense costs and substitute insurance coverage as a result of the Order of Liquidation instituted for Reliance Insurance Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Market risk exposures to the Company are not material.

Item 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports the Company files under
Section 15(d) of the Securities Exchange Act.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II:  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As described in Note 4 to Consolidated Financial Statements, there is one lawsuit pending which Reliance is the Company's insurance carrier, which is described below.

Hewett-Kier Construction, Inc. v. The School District of Palm Beach County, Florida; Lemuel Ramos and Associates, Inc.; Burton Braswell Middlebrooks Associates, Inc.; and Tilten Lobnitz Cooper, Inc., Case No. CL 99-10259 AN, Circuit Court for Palm Beach County, Florida.

     The Company's wholly-owned subsidiary, Lemuel Ramos and Associates, Inc. ("LRA"), entered into a contract with the School Board of Palm Beach County to design and perform contract administration for a new school facility, Lincoln Elementary School. The Plaintiff was the general contractor for the project, Burton Braswell Middlebrooks, Inc. was the structural engineer and Tilten Lobnitz Cooper, Inc. was the mechanical/electrical/plumbing engineer. The Plaintiff alleges that LRA failed to provide drawings and specifications free from defects and deficiencies and failed to provide adequate construction administration. Plaintiff seeks the recovery of costs to correct work, costs to perform allegedly additional work and delay damages. LRA has filed a counterclaim against the Plaintiff seeking recovery of re-inspection costs and extended time on the project due to Plaintiff's failure to timely complete the work. The Company believes it has meritorious defenses to all claims against it and the Company intends to defend the case vigorously. Discovery has been minimal and no trial date has been set.

Four other lawsuits, for which Reliance was the Company's insurance carrier, were recently settled within the coverage limits provided by the Florida Insurance Guaranty Association.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company was held on July 30, 2002, in Jacksonville, Florida, at which the following matters were submitted to a vote of the shareholders.

(1) Votes regarding the election of seven directors to hold office for a term of one year and until their respective successors are elected and qualified were as follows:

                                               Votes                     Votes
             Nominees                           For                     Withheld
             --------                           ---                     --------

         Leerie T. Jenkins                    378,721                      50
         David K. Robertson                   378,721                      50
         Darold F. Cole                       378,721                      50
         J. Ronald Ratliff                    378,721                      50
         Farris E. Carpenter                  378,721                      50
         R. Ray Goode                         378,721                      50
         James W. Apthorp                     378,530                     241


(2) Votes regarding the ratification of the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2003 were as follows:

         377,825 Votes For         866 Votes Against            394 Abstain

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

                  Exhibit 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

                  Exhibit 99.3 Certification of Periodic Financial Reports under
                  Section 906 of the Sarbanes-Oxley Act of 2002

         (b) There were no Form 8-K reports filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant in the capacities indicated.


REYNOLDS, SMITH AND HILLS, INC.

Dated:  November 13, 2002



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

Exhibit 99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

I, Leerie T. Jenkins, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reynolds, Smith and Hills, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Leerie T. Jenkins, Jr.
--------------------------
Leerie T. Jenkins, Jr.
Chief Executive Officer

Exhibit 99.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


I, Kenneth R. Jacobson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reynolds, Smith and Hills, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/  Kenneth R. Jacobson
------------------------
Kenneth R. Jacobson
Chief Financial Officer

Exhibit 99.3

Certification   of  Periodic   Financial   Reports  under  Section  906  of  the
Sarbanes-Oxley Act of 2002


The undersigned hereby certify that this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained herein fairly presents, in all material respects, the financial condition and results of operations of Reynolds, Smith and Hills, Inc.


REYNOLDS, SMITH AND HILLS, INC.

Dated:   November 13, 2002



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