Form 10-Q
period 2002-12-31
REYNOLDS SMITH & HILLS INC
filed 2003-02-14
CIK 860757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                           Commission File No. 0-18984

                         REYNOLDS, SMITH AND HILLS, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                              59-2986466
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    10748 Deerwood Park Blvd. South                                32256
         Jacksonville, Florida                                  (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 256-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 31, 2002 was 489,838 shares.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
--------------------------------------------------------------------------------


                                                                    Nine Months Ended                     Three Months Ended
                                                                       December 31                            December 31

                                                               2002                2001                2002                2001
                                                           ------------        ------------        ------------        ------------


GROSS REVENUE                                              $ 58,991,000        $ 49,524,000        $ 20,005,000        $ 15,978,000

SUBCONTRACT AND OTHER
     DIRECT COSTS                                            15,787,000          13,089,000           5,448,000           3,989,000
                                                           ------------        ------------        ------------        ------------

     Net service revenue                                     43,204,000          36,435,000          14,557,000          11,989,000

COST OF SERVICES                                             16,159,000          14,062,000           5,360,000           4,694,000
                                                           ------------        ------------        ------------        ------------

     Gross profit                                            27,045,000          22,373,000           9,197,000           7,295,000

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                 24,916,000          21,403,000           8,275,000           7,137,000
                                                           ------------        ------------        ------------        ------------

     Operating income                                         2,129,000             970,000             922,000             158,000

OTHER INCOME (EXPENSE):
Interest and other income                                       144,000              45,000              36,000              19,000
Interest expense                                                (73,000)            (19,000)            (24,000)             (9,000)
                                                           ------------        ------------        ------------        ------------

     Income before income taxes and
     cumulative effect of accounting
     change                                                   2,200,000             996,000             934,000             168,000

INCOME TAX EXPENSE                                              899,000             489,000             367,000              98,000
                                                           ------------        ------------        ------------        ------------

     Income before cumulative effect of
     accounting change                                        1,301,000             507,000             567,000              70,000

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
net of income taxes of $110,000  (Note 3)                      (257,000)                  -                   -                   -
                                                           ------------        ------------        ------------        ------------

     NET INCOME                                            $  1,044,000        $    507,000        $    567,000        $     70,000
                                                           ============        ============        ============        ============

BASIC AND DILUTED EARNINGS
PER SHARE:

Income before cumulative effect of
accounting change                                          $       2.69        $       1.10        $       1.17        $        .15

Cumulative effect of accounting change                     $       (.53)                  -                   -                   -

Net income                                                 $       2.16        $       1.10        $       1.17        $        .15

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                                       483,000             461,000             485,000             469,000

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------



ASSETS                                                                                              DEC 31,                MARCH 31,
------                                                                                               2002                    2002
                                                                                                  -----------            -----------

CURRENT ASSETS:
Cash                                                                                              $ 5,156,000            $   440,000
Accounts receivable, net of allowance for doubtful accounts of
     $163,000 and $135,000                                                                          9,424,000              9,120,000
Unbilled service revenue                                                                            7,437,000              7,204,000
Prepaid expenses and other current assets                                                             180,000                273,000
Deferred income taxes                                                                                 767,000                767,000
                                                                                                  -----------            -----------

     Total current assets                                                                          22,964,000             17,804,000

PROPERTY AND EQUIPMENT, net                                                                         2,171,000              2,195,000

OTHER ASSETS                                                                                          125,000                165,000

GOODWILL                                                                                            1,660,000              1,981,000
                                                                                                  -----------            -----------

                                                                                                  $26,920,000            $22,145,000
                                                                                                  ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                                                 $   329,000            $ 1,266,000
Accounts payable                                                                                    4,134,000              2,991,000
Accrued payroll                                                                                     1,336,000                648,000
Accrued incentive compensation                                                                      1,862,000              1,233,000
Accrued expenses                                                                                    1,849,000              1,642,000
Unearned service revenue                                                                            5,618,000              3,512,000
                                                                                                  -----------            -----------

     Total current liabilities                                                                     15,128,000             11,292,000

LONG-TERM DEBT                                                                                        826,000              1,074,000


DEFERRED INCOME TAXES                                                                                 373,000                373,000

OTHER LIABILITIES                                                                                      97,000                153,000
                                                                                                  -----------            -----------

     Total liabilities                                                                             16,424,000             12,892,000
                                                                                                  -----------            -----------

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 4,000,000 shares authorized,
490,000 and 478,000 issued and outstanding                                                              5,000                  5,000
Paid-in capital                                                                                     4,216,000              4,017,000
Retained earnings                                                                                   6,275,000              5,231,000
                                                                                                  -----------            -----------

     Total shareholders' equity                                                                    10,496,000              9,253,000
                                                                                                  -----------            -----------

                                                                                                  $26,920,000            $22,145,000
                                                                                                  ===========            ===========

See accompanying notes to consolidated financial statements.

REYNOLDS, SMITH AND HILLS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED DECEMBER 31
--------------------------------------------------------------------------------

                                                                                                  2002                      2001
                                                                                               -----------              ------------

OPERATING ACTIVITIES:
Net income                                                                                     $ 1,044,000              $   507,000
Adjustments to reconcile net income to net cash
   provided(used) by operating activities:
     Depreciation and amortization                                                                 753,000                  709,000
     Goodwill impairment                                                                           367,000                        0
     Stock issued as compensation                                                                   94,000                   71,000
     Deferred rent charges and other                                                               (48,000)                 (47,000)
   Change in operating assets and liabilities, net of
    business acquisition:
     Accounts receivable and unbilled service revenue                                             (537,000)              (1,874,000)
     Prepaid expenses and other assets                                                             133,000                   18,000
     Accounts payable and accrued expenses                                                       2,667,000                 (312,000)
     Unearned service revenue                                                                    2,106,000                  547,000
                                                                                               -----------              -----------

     Net cash provided(used) by operating activities                                             6,579,000                 (381,000)
                                                                                               -----------              -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                                         (737,000)                (446,000)
     Business acquisition, net of cash acquired                                                    (46,000)                  94,000
                                                                                               -----------              -----------

     Net cash used in investing activities                                                        (783,000)                (352,000)
                                                                                               -----------              -----------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                                   (237,000)                (126,000)
   Proceeds from issuance of long-term debt                                                              0                  750,000
   Proceeds from issuance of common stock                                                          105,000                   64,000
   Net repayments under credit line payable to bank                                               (948,000)                       0
                                                                                               -----------              -----------

     Net cash (used) provided by financing activities                                           (1,080,000)                 688,000
                                                                                               -----------              -----------

NET INCREASE (DECREASE)  IN CASH                                                                 4,716,000                  (45,000)

CASH AT BEGINNING OF PERIOD                                                                        440,000                  420,000
                                                                                               -----------              -----------

CASH AT END OF PERIOD                                                                          $ 5,156,000              $   375,000
                                                                                               ===========              ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

CASH PAID:
    Interest                                                                                   $    73,000              $    19,000
    Income taxes                                                                                   865,000                  762,000

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

3)       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Company implemented SFAS No. 142 on April 1, 2002. The Company completed step one of the transitional impairment test in the second quarter of fiscal year 2003, as required. In step one of the two-part transitional impairment test, the Company compared the fair value of each reporting unit with its respective carrying amount, including goodwill as of April 1, 2002. In the third quarter of fiscal year 2003, the Company completed step two of goodwill impairment test and as a result, goodwill assigned to the institutional reporting unit ($367,000) was determined to be impaired and was written off. The transitional impairment adjustment has been presented as a change in accounting principle in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and has been included as of the beginning of the year (see Note 7).

         The changes in the carrying amount of goodwill for the nine months ended December 31, 2002, are as follows (in thousands):

                               March 31, 2002                                 Sylva           December 31, 2002
                                  Balance           Impairment             Acquisition            Balance
                                  -------           ----------             -----------            -------
         Transportation           $1,318           $        -                $   42               $1,360
         Aviation                    150                    -                     2                  152
         Aerospace/Defense            90                    -                     2                   92
         Commercial                   56                    -                     -                   56
         Institutional               367                 (367)                    -                    -
                                  ------               ------                ------               ------
         Total                    $1,981               ($ 367)               $   46               $1,660
                                  ======               ======                ======               ======

         Had the Company been accounting for goodwill under SFAS No. 142 for all periods presented, the Company's net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                           Nine Months Ended           Three Months Ended
                                                              December 31                 December 31
                                                              -----------                 -----------
                                                         2002           2001           2002           2001
                                                         ----           ----           ----           ----
         Income before cumulative effect of
            accounting change, as reported             $ 1,301        $   507        $    567        $    70
         Goodwill amortization, net of tax                   -             73               -             24
                                                       -------        -------        --------        -------
         Income before cumulative effect of
            accounting change, as adjusted             $ 1,301        $   580        $    567        $    94
         Cumulative effect of accounting
            change, net of tax                            (257)             -               -              -
                                                       -------        -------        --------        -------
         Net income, as adjusted                       $ 1,044        $   580        $    567        $    94
                                                       =======        =======        ========        =======

         Basic and diluted earnings per share:
         Income before cumulative effect of
            accounting change, as reported             $  2.69        $  1.10        $   1.17        $   .15
         Goodwill amortization, net of tax                   -            .16            -               .05
                                                       -------        -------        --------        -------
         Income before cumulative effect of
            accounting change, as adjusted                2.69           1.26            1.17            .20
         Cumulative effect of accounting
            change, net of tax                            (.53)             -               -              -
                                                       -------        -------        --------        -------
         Net income, as adjusted                       $  2.16        $  1.26        $   1.17        $   .20
                                                       =======        =======        ========        =======

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations."

         This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 for transactions occurring after May 15, 2002. The Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company is required to implement SFAS No. 146 effective January 1, 2003. The Company believes that this statement will not have a material impact on the Company's consolidated financial position or results of operations.

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

         Effective November 2, 2001, the insurance policy of the Company issued by its former professional liability insurance carrier, Reliance Insurance Co. ("Reliance"), providing up to $5 million of coverage per claim for claims made from June 1998 through June 2000 was cancelled as a result of the Order of Liquidation (the "Order") approved on October 3, 2001 by the Insurance Commissioner of the Commonwealth of Pennsylvania. While the claims period under the insurance policy issued by Reliance to the Company ended in June 2000, there is one lawsuit pending as to which Reliance was the Company's insurance carrier. As a result of the Order, Reliance will no longer pay any adverse judgment against the Company and will no longer pay the Company's defense costs with respect to the pending lawsuit. The Florida Insurance Guaranty Association ("FIGA"), however, has approved the Company's legal counsel to continue the defense of the pending lawsuit for the Company and will provide defense costs and substitute coverage up to $300,000 per claim. Should the Company incur any litigation-related costs not covered by FIGA but within Reliance policy limits, then the Company can file a claim in the Reliance liquidation proceedings and attempt to recover such incurred costs. It is not possible to predict the outcome of litigation against the Company nor the costs which may be recoverable in the Reliance liquidation proceeding, if any. As such, management is unable to estimate the amount or range of loss that could arise from this situation.

         See "Item 1. Legal Proceedings" of Part II of this Report for further explanation.

5)       ACQUISITION

         In November 2001, pursuant to the terms of a Stock Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of Sylva Engineering Corporation ("Sylva"), a Texas corporation, in exchange for a $700,000 cash payment at the closing of the transaction, $200,000 withheld by the Company to serve as security for the obligations of the former shareholders of Sylva under the Stock Purchase Agreement, a $745,000 four year subordinated promissory note payable in monthly installments, and 15,000 shares of the Company's common stock valued at $255,000 resulting in goodwill of approximately $892,000. The Stock Purchase Agreement also provides for an additional contingent purchase price of up to $700,000 based upon the financial performance of the existing offices of Sylva, the Houston office of the Company and any new offices of the Company which commence operations in the state of Texas after the closing of the transaction, over the first four successive twelve month periods following the closing of the transaction. If earned, the contingent purchase price is payable in cash within sixty days of the end of each applicable twelve month period. The additional contingent purchase price based on the first twelve month period was $47,000. The cash component of the transaction was financed through a term loan facility obtained from Wachovia Bank.

         The acquisition was accounted for as a purchase and has been included in the Company's consolidated results of operations since the date of acquisition. The purchase price has been allocated to the assets acquired based on estimated fair values. The excess of the purchase price over the fair market value of the tangible net assets acquired was allocated to goodwill.

         The following summary presents the Company's unaudited pro forma consolidated results of operations for the nine months ended December 31, 2001, as if the acquisition had been completed at the beginning of the period.

         The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

                                                               Nine Months Ended
                                                               December 31, 2001
                                                               -----------------

         Gross Revenue                                           $  52,707,000
         Subcontract and other direct costs                         13,655,000
                                                                 -------------
              Net service revenue                                   39,052,000
         Cost of Services                                           15,940,000
                                                                 -------------
              Gross profit                                          23,112,000
         Selling, General and
           Administrative Expenses                                  21,750,000
                                                                 -------------
              Operating income                                       1,362,000
         Other Income (Expense):
         Interest and other income                                      45,000
         Interest expense                                              (94,000)
                                                                 -------------
              Income before income taxes                             1,313,000
         Income Tax Expense                                            603,000
                                                                 -------------
              Net Income                                         $     710,000
                                                                 =============


         Basic Earnings Per Share                                $        1.49
                                                                 =============
         Weighted Average Common
              Shares Outstanding                                       476,000
                                                                 =============



6)       SEGMENT INFORMATION

         The Company has identified five reportable segments, each of which is managed separately. Operating results for the Company's segments are as follows (in thousands):

         Gross revenue

                                           Nine Months Ended                    Three Months Ended
                                              December 31                           December 31
                                              -----------                           -----------
                                         2002              2001               2002                2001
                                         ----              ----               ----                ----
         Transportation              $   35,051        $   24,315          $  11,375          $    8,271
         Aviation                         9,144             9,490              3,272               2,624
         Aerospace/Defense                3,863             4,030              1,455               1,314
         Commercial                       3,759             4,275                924               1,406
         Institutional                    7,174             7,414              2,979               2,363
                                     ----------        ----------          ---------          ----------
         Consolidated                $   58,991        $   49,524          $  20,005          $   15,978
                                     ==========        ==========          =========          ==========

         Income before income taxes and cumulative effect of accounting change:

                                             Nine Months Ended                   Three Months Ended
                                               December 31                          December 31
                                               -----------                          -----------
                                         2002               2001               2002              2001
                                         -----              ----               ----              ----
         Transportation              $     3,298        $       215        $     1,152          $   (51)
         Aviation                            819                749                222               92
         Aerospace/Defense                   355                423                177              183
         Commercial                           88                426                 37              126
         Institutional                      (828)              (169)              (169)             (40)
         Goodwill amortization                 -                (87)                 -              (29)
         Reconciling amounts              (1,532)              (561)              (485)            (113)
                                     -----------        -----------        -----------          -------
         Consolidated                $     2,200        $       996        $       934          $   168
                                     ===========        ===========        ===========          =======

         Assets of the segment groups are not relevant for management of the business nor for disclosure.

7)       QUARTERLY INFORMATION (restated)

         In accordance with SFAS No. 3, the results for the three months ended June 30, 2002 and six months ended September 30, 2002 have been restated to reflect the cumulative effect of the transitional impairment adjustment resulting from the adoption of SFAS No. 142 (in thousands except per share amounts):

                                                         Three Months Ended           Six Months Ended
                                                               June 30                  September 30
                                                                2002                        2002
                                                                ----                        ----
         Income before cumulative effect of
             accounting change, as reported            $         370              $         734
         Cumulative effect of accounting
             change, net of tax                                 (257)                      (257)
                                                       -----------------------    -----------------------
         Net income, as restated                       $         113              $         477
                                                       =======================    =======================

         Basic and diluted earnings per share:
         Income before cumulative effect of
            accounting change, as reported             $         .77              $        1.52
         Cumulative effect of accounting
             change                                             (.53)                      (.53)
                                                       -----------------------    -----------------------
         Net income, as restated                       $         .24              $         .99
                                                       =======================    =======================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Gross revenue for the first nine months of fiscal year 2003 was $59.0 million as compared to $49.5 million for the first nine months of fiscal 2002. This $9.5 million increase (19%) was due to increased revenues in the transportation program, offset by smaller decreases in the Company's other programs. Revenues in the transportation program increased $10.7 million as a result of strong sales and beginning major new projects with state, county and municipal clients. All geographic and technical areas contributed to this growth. The acquisition of Sylva Engineering Corporation in November 2001 accounted for $1.5 million of this increase. Gross revenues in the commercial and aviation programs declined $0.5 million and $0.3 million, respectively, for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002. Commercial revenues declined primarily as a result of the weakened economy. Gross revenues for the aviation program declined as a result of the industry wide work slow down after the terrorist events of September 11 and the cut backs by airlines and airports.

Gross revenue for the third quarter of fiscal 2003 was $20.0 million as compared to $16.0 million for the third quarter of fiscal 2002. This $4.0 million increase (25%) is a reflection of increased revenues in the transportation program, along with smaller increases in the aviation and institutional programs. Revenues in the transportation program increased $3.1 million for the same reasons as mentioned above. Gross revenues in the aviation program increased in comparison to the third quarter of fiscal 2002, which was the quarter immediately following the September 11 terrorist events. Airlines and airports were quick to reduce spending immediately after the attacks, but have gradually increased spending since then. Institutional revenues have increased slightly due primarily to increased sales.

Gross revenues in the commercial program declined $0.5 million in the third quarter of fiscal 2003 as compared to the same period in the prior year. This decline is due primarily to the down turn in the economy.

Subcontract and other direct costs were $15.8 million and $13.1 million for the first nine months of fiscal 2003 and 2002, respectively. This represents a 21% increase which is in relationship to the increase in gross revenue. As a percent of net service revenue, subcontract and other direct costs remained fairly consistent at 37% and 36%, respectively, for the two periods. Subcontract and other direct costs were $5.4 million and $4.0 million for the third quarter of fiscal 2003 and 2002, respectively. As a percent of net service revenue, subcontract and other direct costs were 37% and 33%, respectively, for the two periods. This increase is primarily attributable to increased usage of sub-consultants in the institutional program.

Net service revenue more accurately reflects revenue for services performed by the Company. Net service revenue was $43.2 million for the first nine months of fiscal 2003 as compared to $36.4 million for the first nine months of fiscal

2002. This 19% increase corresponds to the increase in gross revenues. Net service revenue was $14.6 million for the third quarter of fiscal 2003 as compared to $12.0 million for the same period in fiscal 2002. This increase also corresponds to the increase in gross revenues.

Cost of services represents direct labor costs associated with the generation of net service revenues. Cost of services, as a percentage of net service revenue, decreased to 37% from 39% for the first nine months of fiscal 2003 and 2002, respectively. Gross profit, as a result, increased to 63% from 61% for the same periods of fiscal 2003 and 2002. Cost of services, as a percentage of net service revenue, was 37% and 39% for the third quarter of fiscal 2003 and 2002, respectively. This improvement is primarily a result of improved production efficiencies.

Selling, general and administrative (SG&A) expenses consist of labor costs of production personnel not utilized on projects (i.e. indirect labor), labor costs of administrative and support personnel, office rent, depreciation, insurance, and other operating expenses. SG&A expenses increased to $24.9 million in the first nine months of fiscal 2003 from $21.4 million in the first nine months of fiscal 2002. This 16% increase was due primarily to increases in personnel and associated costs. The average number of employees company wide increased to 590 for the first nine months of fiscal 2003 from 550 for the first nine months of fiscal 2002 as a result of the Sylva acquisition and the hiring of new personnel to meet the increased workload. Also, as a result of the Company's increased earnings for the first nine months of fiscal 2003, incentive compensation increased significantly from the first nine months of fiscal 2002. Forty percent of pretax profit is allocated to fund the Company's annual incentive plan. Other increases in SG&A expenses were experienced in office rent, equipment expense, and insurance costs.

SG&A expenses increased to $8.3 million for the third quarter of fiscal 2003 from $7.1 million for the third quarter of fiscal 2002. This 16% increase relates to increases in personnel and associated costs, incentive compensation expense, office rent, and insurance costs.

Income before income taxes and cumulative effect of accounting change (EBIT) was $2.2 million and $1.0 million for the nine months ended December 31, 2002 and 2001, respectively. The Company's transportation program accounted for the highest percentage of the Company's EBIT, $3.3 million, up from $0.2 million for the same period in 2001. Strong sales, revenues from major new projects and increased utilization contributed to this increase. The Company believes the outlook for the balance of the current fiscal year is strong based on sales and current backlog. The aviation program, in response to the decline in revenues, has reduced expenses to remain relatively flat at $0.8 million and $0.7 million for both periods, respectively. The Company anticipates the aviation industry will continue a slow recovery, but will be depressed slightly due to airline and airport cost cutting. The aerospace and defense program offset the decline in gross revenue by a reduction in other direct costs to maintain flat net service revenues and EBIT. EBIT was $0.4 million for both periods. Successful sales efforts in the current year has increased the backlog which the Company believes should maintain the current position. EBIT declined in the commercial program to $0.1 million in the current year from $0.4 million for the same period of 2001 as market conditions declined. The Company believes corporate and investment clients deferred spending for design while waiting for the market to stabilize.

Investment clients experienced an increase of surplus space in existing facilities as tenants downsized or exited the market. Gross revenues in the institutional program declined, which coupled with inefficient production resulted in a loss of $0.8 million compared with a $0.2 million loss from last year. The Company believes demand for institutional design services are strong and look favorable throughout the year. Steps have been put in place to strengthen this program by adding staff capability and streamlining management procedures.

The cumulative effect of accounting change in the nine months of fiscal 2003 was a $0.4 million write-off of goodwill, net of the income tax effect of $.01 million. The Company completed its transitional impairment testing of goodwill during the three months ended December 31, 2002. Goodwill allocated to the institutional program was deemed fully impaired and was written-off. As required by accounting principles generally accepted in the United States of America, the transitional impairment has been recorded as of the beginning of the year. Previously recorded interim financial results for fiscal year 2003 have been restated. See Note 7 to the Consolidated Financial Statements in Part 1 of this Form 10-Q.

Net income was $1.0 million for the nine months of fiscal 2003 as compared to $0.5 million for the first nine months of fiscal 2002. Net income was $0.6 million for the third quarter of fiscal 2003 as compared to $0.1 million for the same period of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow generated from operations provided a significant source of liquidity. For the first nine months of fiscal 2003, cash provided by operations increased to $6.6 million from requiring $0.4 million for the same period in fiscal 2002. Cash was provided by operating income before depreciation and amortization. Growth in the outstanding balances of accounts receivable and unbilled service revenue required less use of cash in the nine months of fiscal 2003 as compared to the same period of fiscal 2002. Accounts receivable and unbilled service revenue balances increased as a result of increased revenue, but the increase was mitigated by a reduction in the days outstanding to 78 from 89 as of December 31, 2002 and 2001, respectively. Accounts payable, accrued expenses and unearned service revenue generated the largest source of cash as a result of significant increases in the outstanding balances. The balances increased in relationship to increased revenue, and the days outstanding increased to 68 from 62 days, as of December 31, 2002 and 2001. The Company believes that the significant increase in cash provided from operations is temporary and will return to historical levels in the next quarter.

Cash used in investing activities, comprised of capital expenditures, was $0.8 million and $0.4 million for the nine month periods ending December 31, 2002 and 2001, respectively. Expenditures during each of these periods were primarily for the purchase of computer hardware and software.

Cash used in financing activities in the first nine months of fiscal 2003 was $1.1 million as compared with cash provided by financing activities of $0.7 million for the first nine months of fiscal 2002. The increase in cash used was primarily due to repaying the credit line and the monthly amortization of long-term debt.

As of December 31, 2002 the Company had $5.2 million in cash. We believe that our current cash position, internally generated funds, and funds available from the $3 million line of credit with Wachovia Bank should be sufficient to enable the Company to fund its operations and continue funding capital expenditures.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Market risk exposures to the Company are not material. There have been no changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the filing date of this report, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports the Company files under Section 15(d) of the Securities Exchange Act.

(b)      Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As described in Note 4 to Consolidated Financial Statements, there is one lawsuit pending which Reliance was the Company's insurance carrier, which is described below.

Hewett-Kier Construction, Inc. v. The School District of Palm Beach County, Florida; Lemuel Ramos and Associates, Inc.; Burton Braswell Middlebrooks Associates, Inc.; and Tilden Lobnitz Cooper, Inc., Case No. CL 99-10259 AN, Circuit Court for Palm Beach County, Florida.

The Company's wholly-owned subsidiary, Lemuel Ramos and Associates, Inc. ("LRA"), entered into a contract with the School Board of Palm Beach County to design and perform contract administration for a new school facility, Lincoln Elementary School. The Plaintiff was the general contractor for the project, Burton Braswell Middlebrooks, Inc. was the structural engineer and Tilden Lobnitz Cooper, Inc. was the mechanical/electrical/plumbing engineer. The Plaintiff alleges that LRA failed to provide drawings and specifications free from defects and deficiencies and failed to provide adequate construction administration. Plaintiff seeks the recovery of costs to correct work, costs to perform allegedly additional work and delay damages. LRA has filed a counterclaim against the Plaintiff seeking recovery of re-inspection costs and extended time on the project due to Plaintiff's failure to timely complete the work. The Company believes it has meritorious defenses to all claims against it and the Company intends to defend the case vigorously. The case is in mediation and no trial date has been set.

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

Dated:  February 14, 2003



/s/ Leerie T. Jenkins, Jr.                  Chairman of the Board
--------------------------                  and Chief Executive Officer
Leerie T. Jenkins, Jr.                      (Principal Executive Officer)



/s/ Kenneth R. Jacobson                     Chief Financial Officer, Executive
--------------------------                  Vice President, and General Counsel
Kenneth R. Jacobson                         (Principal Financial and
                                             Accounting Officer)

Certification

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

Date:    February 14, 2003

/s/ Leerie T. Jenkins, Jr.
--------------------------
Leerie T. Jenkins, Jr.
Chief Executive Officer

Certification

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

Date:    February 14, 2003

/s/  Kenneth R. Jacobson
------------------------
Kenneth R. Jacobson
Chief Financial Officer